Form 10-K/A
period 1994-09-30
IN HOME HEALTH INC /MN/
filed 1995-08-11
CIK 818645

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NUMBER
        SEPTEMBER 30, 1994                                 0-17490

                            ------------------------

                              IN HOME HEALTH, INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-1458213
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

     CARLSON CENTER, SUITE 500
       601 LAKESHORE PARKWAY
       MINNETONKA, MINNESOTA                             55305-5214
       (Address of principal                             (Zip Code)
        executive offices)

        Registrant's telephone number, including area code: 612-449-7500

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $ .01 PER SHARE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ___

    Based on the closing sale price of $2.125 on the NASDAQ National Market System, as of December 1, 1994 the aggregate market value of the registrant's common stock held by nonaffiliates was $31,769,451.

    As of December 1, 1994 the number of shares outstanding of the registrant's common stock, $.01 par value was 15,939,433 shares.

    Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 2, 1995, (the "1994 Proxy Statement"), a definitive copy of which will be filed within 120 days of the close of the past fiscal year, is incorporated by reference into Part III of this Form 10-K/A.

    This Form 10-K/A consists of 34 pages (including exhibits). The Index to Exhibits is contained on page 28.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE(S)
                                                                                                              -----------
PART II          Item 7.  Management's Discussion and Analysis of Financial Condition and Results of                 3-7
                           Operations.......................................................................
                 Item 8.  Financial Statements and Supplementary Data.......................................        7-24

PART IV         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................       25-26
SIGNATURES..................................................................................................          27

                                    PART II

ITEM 7.  "ITEM 7" IS HEREBY AMENDED TO READ AS FOLLOWS:

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of income and the percentage changes from year to year.

                                              PERCENT OF        PERCENT CHANGE
                                               REVENUES        -----------------
                                          ------------------   1993 TO   1992 TO
                                          1994   1993   1992    1994      1993
                                          ----   ----   ----   -------   -------
Revenue.................................  100%   100%   100%     16%       38%
Direct Costs of Revenue.................   58     55     55      22%       39%
                                          ----   ----   ----
Gross Profit............................   42     45     45       9%       38%
General, Administrative and Selling
 Expenses...............................   41     43     40      12%       47%
                                          ----   ----   ----
Income From Operations..................    1%     2%     5%    (44%)     (37%)

    Revenue for 1994 increased 16% over 1993. Revenue increased 17% as a result of increased services provided in geographic markets in which the Company operated at the beginning of the prior year ("existing markets"), and 5% as a result of acquisitions. This is offset by a 6% decrease in revenue as a result of the Medicare reserve (4%) and pricing and mix changes (2%). In 1993 revenue increased 38% over 1992. 1993 revenue increased 23% as a result of increased services in existing markets, 15% as a result of acquisitions, and 1% as a result of pricing and mix adjustments. This was offset by a 1% decrease due to the Medicare reserve. Medicare reserves of $3,861,000 and $1,100,000 were recorded as adjustments to revenue in 1994 and 1993, respectively. The Company's growth within existing markets is the result of industry growth, the Company's marketing efforts, improved name recognition and the growth of infusion operations. In 1994 the Company entered the Toledo and San Antonio markets through acquisitions and expanded into the Greensboro market utilizing a Certificate of Need acquired in 1993. In 1993 the Company entered the Raleigh-Durham, Dallas and Norfolk geographic markets, all of which were through acquisitions.

    The breakdown by division of the Company's total revenue is as follows:

                                                                     YEAR ENDED
                                                                    SEPTEMBER 30
                                                                 ------------------
                                                                 1994   1993   1992
                                                                 ----   ----   ----
Extended Hours Division........................................  18%    20%    25%
                                                                 ----   ----   ----
                                                                 ----   ----   ----
Visit Division -- Service......................................  78%    77%    71%
               Infusion Product................................   4%     3%     4%
                                                                 ----   ----   ----
                                                                 82%    80%    75%
                                                                 ----   ----   ----
                                                                 ----   ----   ----

    While Extended Hours Division revenue increased 7% and 9% in 1994 and 1993, respectively, Visit Division revenue increased 18% and 48% in the comparable periods, increasing its relative contribution to total revenue. Within the Visit Division, infusion product revenue growth was 32% and 18% in 1994 and 1993, respectively. This change in revenue mix is the result of stronger market demand for Visit Division services, which are primarily Medicare reimbursed, along with acquisitions of primarily visit-based businesses and the growth of infusion products revenue. The reductions in the rate of the Company's growth is due primarily to cash constraints resulting from disputes with Medicare fiscal intermediaries which are discussed under "Liquidity and Capital Resources" and
Note 5 of the financial statements.

    Direct costs of revenue, as a percentage of revenue, were 58% in 1994 as compared to 55% in 1993 and 1992. The change in 1994, resulting from an increase of direct costs of 22% over 1993, whereas revenues increased only 16%, was due to volume increase, the recording of the revenue reserve which reduced revenues, fewer and smaller acquisitions and reductions in operational support staff resulting in a smaller relative increase in general, administrative and selling expense. In 1993, the increase in the less profitable Visit Division services has resulted in a slightly higher percentage increase for direct costs, as contrasted with the revenue increase, compared to 1992. Direct costs, as a percentage of revenue before Medicare reserves, were 56%, 54%, and 55% in 1994, 1993 and 1992, respectively.

    Total operating expenses as a percentage of revenue have increased 18% in 1994 and 42% in 1993, which exceeds the increase in revenues of 16% in 1994 and 38% in 1993. The greater percentage increases in total operating costs, as compared to the revenue increases, are due to the growth in the less profitable Visit Division services and the increases in reserves for disputed costs (which reduce the magnitude of the increase in revenues).

    With the growth in the Companys operations, revenues and direct costs of revenues in 1994 have grown at a greater pace than general, administrative and selling expenses (see table above). The disproportionate increases in these elements, combined with the greater increase in direct costs of revenue (22%) in relation to the increase in revenue (16%), results in a decrease in gross profit in 1994 to 42%, as compared to 45% in 1993. The gross profit percentage is 45% for both 1993 and 1992. Although general, administrative and selling expenses in 1993 have increased at a greater rate than direct costs (which ordinarily would result in an increase in the gross profit percentage), the change in the mix of services and revenue sources (to a higher volume of the less profitable Visit Division services) has resulted in no change in the gross profit percentage. Gross profit, as a percentage of revenue before Medicare reserves, was 44%, 46% and 45% in 1994, 1993 and 1992, respectively.

    Management's plans to address the decline in operating profit include increasing the volume of the more profitable Extended Hours Division through increased marketing and contracting efforts. In addition, the Company will pursue an increase in its more profitable infusion products revenue.

    General, administrative and selling expenses as a percent of revenue decreased to 41% of revenue in 1994 compared to 43% and 40% in 1993 and 1992, respectively. The decrease in 1994 was due to revenue growth this year at locations acquired in prior years without related growth in expenses, as well as a conscious effort to control expense. The increase from 40% in 1992 to 43% in 1993 was due to additional overhead associated with the acquisition and integration of new branch offices and geographic markets and start-up expenses associated with a new management information system.

    Net interest expense increased $189,000 in 1994 over 1993 and $356,000 in 1993 over 1992. The increase was the result of greater borrowing under long-term equipment leases and reduced short-term investments.

    Income taxes in 1994 were 64% of pretax income, compared to 44% in 1993 and 38% in 1992. The increase in 1994 in the effective tax rate is due to non-deductible expenses being a higher proportion of pretax earnings. The increase in 1993 in the effective tax rate is the result of the Company adopting Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" and higher non-deductible expenses relative to lower pretax income.

    Net income was $247,000, $1,015,000, and $2,303,000 for the years 1994, 1993 and 1992, respectively. The primary reason for the reduction in profitability was the addition of reserves related to the Medicare payment dispute which is discussed below and in Note 5. Additions to the Medicare reserves totaled $3,861,000 in 1994 and $1,100,000 in 1993.

LIQUIDITY & CAPITAL RESOURCES

    During fiscal 1994 the Company's cash and cash equivalents decreased $2,170,000 to $911,000 at September 30, 1994. Accounts receivable classified as current decreased from $18,346,000 at September 30, 1993 to $16,503,000 at September 30, 1994. Both of the changes relate to disputes concerning payment for services to Medicare beneficiaries. Approximately 74%, 73% and 68% of revenue for the years ended September 30, 1994, 1993 and 1992, respectively, is derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are reasonably assured of recovery under the applicable Medicare statutes and regulations. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports, and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue. This process considers applicable statutes and regulations, administrative and judicial decisions, consultation with independent industry experts and legal counsel, disputed costs, and historical knowledge from past Medicare audits. Results of this analysis are extrapolated to other open cost reporting years for all of the Company's operations to determine the gross amount of reimbursement that would be affected. The Company, through this ongoing control and monitoring process, provides a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not reasonably assured of recovery.

    Over the years, Medicare, in connection with its retrospective audit process, has taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, on interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen. These positions taken by Medicare are usually determined from Medicare's Notice of Program Reimbursement (NPR) which typically are not received until two to three years after the services are rendered. Upon receipt of an NPR that contains denial of certain costs as reimbursable, the Company assesses the probability of its success in challenging positions taken by Medicare that are contrary to the Company's positions. In those situations where the Company decides to not challenge the NPR, any revenue relating to costs for which Medicare has denied reimbursement as well as the extrapolated impact on other open cost reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. The results of all NPRs are included in the analysis process in calculating net Medicare revenue.

    The Company has received NPRs challenging $9.6 million of costs as of September 30, 1994. There was an additional $10.4 million of costs at September 30, 1994 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($20 million at September 30, 1994) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare alleges are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, administration and general costs allocated to branch operations, certain corporate expenses, and cost transfers among branch operations. These disputed costs (including the extrapolated impact) of $20 million at September 30, 1994 arose in the fiscal years ended September 30, 1994 ($7.2 million), 1993 ($6.4 million), 1992 ($4.3 million), and 1991 ($2.1 million). The amount of disputed costs has increased over the last several years as the Company has received the NPRs and has extrapolated that amount of costs that may be challenged to other open cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries and the Health Care Financing Administration and is vigorously pursuing these matters through administrative and legal channels. The Company has filed two suits against the U.S. Department of Health and

Human Services (HHS) and several members of the Blue Cross Association which HHS uses to administer the Medicare program. The two suits allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994.

    The Company, based on its disputed cost analysis process, believes that recovery of $4,961,000 of total disputed costs (including the extrapolated impact) may not be reasonably assured and, accordingly, has established a reserve in that amount as of September 30, 1994. The remaining net amount of disputed costs has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at September 30, 1994 and 1993 were $20,599,000 and $20,120,000, respectively, including the receivables (net of reserves) for disputed costs of $12,347,000 and $5,730,000, respectively. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $9,979,000 and $3,849,000 as of September 30, 1994 and 1993, respectively, have been classified as a non-current asset.

    Operating activities provided $982,000 in cash during 1994. In 1993 operating activities provided $951,000 in cash and in 1992 operating activities used $1,035,000 in cash. Total accounts receivable (current and long-term) increased 19%, 28% and 96% during 1994, 1993 and 1992, respectively. The increase in 1994 was due to the Medicare disputes noted above. The increases in 1993 and 1992 were due to increased revenue. The average age of total receivables is 80 and 73 days as of September 30, 1994 and 1993, respectively.

    Investing activities used $1,519,000, $3,152,000, and $2,603,000 in cash during 1994, 1993 and 1992, respectively. The Company acquired two companies during 1994, three companies during 1993, and five companies during 1992. The 1994 acquisitions were made with $341,000 in cash, issuance of 10,000 shares of common stock and the assumption of $264,000 in notes payable. In connection with its acquisitions and expansion of branches, the Company acquired property and developed software, which was funded by $995,000 in cash and $753,000 of capitalized leases in 1994, $2,466,000 in cash and $3,713,000 of capitalized leases in 1993 and $1,961,000 in cash and $3,848,000 of capitalized leases in 1992.

    Financing activities used $1,633,000 and $2,218,000 in cash during 1994 and 1993, respectively, principally for repayment of long-term debt. Financing activities provided $6,397,000 in 1992 principally through the issuance of common stock which was offset in part by payment of long-term debt and capital lease obligations.

    The Company has a line of credit with a commercial bank that will expire in December 1995. Under the credit line, the Company may borrow or obtain letters of credit, all of which in the aggregate may not exceed the lesser of $7.5 million or a borrowing base (which was $8,511,000 at September 30, 1994) that consists of 80% of eligible accounts receivable. Substantially all the Company's receivables and general intangible assets are pledged to secure the credit line. As of September 30, 1994 the Company had no outstanding borrowings and had utilized $4,130,000 of the credit facility as the basis for a letter of credit. The interest rate on the line of credit is prime plus .75% (9.5% at August 4, 1995). The credit agreement obligates the Company to, among other things, maintain certain financial ratios and limits the payment of dividends. As of September 30, 1994, the Company was not in compliance with certain covenants of the credit agreement, but has since obtained a waiver of this non-compliance. The bank has advised the Company that it does not intend to renew the line of credit agreement beyond the expiration date. The bank has also advised the Company that the letter of credit must be replaced by December 15, 1995 or the bank will draw upon the line of credit to fund a collateral account to accommodate any cash requirements of the letter of credit. The Company is currently considering possible alternative sources of financing, which may include establishment of a line of credit with a new lender or other financing of certain accounts receivable and fixed assets.

    Because of the pending Medicare disputes and their effect on liquidity, the Company has significantly reduced its efforts to expand its business. This posture is expected to continue until a significant portion of the Medicare cost disputes are resolved, and it is uncertain when this will occur. The Company continues to lease the majority of its capital additions (primarily office furniture and equipment). Currently the Company has no other material commitments which will require a significant use of cash.

ITEM 8.  "ITEM 8" IS HEREBY AMENDED TO READ AS FOLLOWS:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        PAGE(S)
                                                                        -------
Consolidated Balance Sheets...........................................     8-9
Consolidated Statements of Income.....................................      10
Consolidated Statements of Shareholders' Equity.......................      11
Consolidated Statements of Cash Flows.................................      12
Notes to Consolidated Financial Statements............................   13-23
Independent Auditors' Report..........................................      24

                              IN HOME HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1994 AND 1993
                       (DOLLARS AND SHARES IN THOUSANDS)

                                     ASSETS

                                                                         1994     1993
                                                                        -------  -------
Current Assets:
  Cash and cash equivalents...........................................  $   911  $ 3,081
  Accounts receivable (net of allowances of $1,029 and $859 in 1994
   and 1993, respectively)............................................   16,503   18,346
  Prepaid income tax..................................................      459      538
  Deferred income tax.................................................      800    1,017
  Prepaid expenses and other current assets...........................    1,438    1,044
                                                                        -------  -------
    Total current assets..............................................   20,111   24,026
                                                                        -------  -------

Property:
  Furniture and equipment.............................................    9,007    8,581
  Leasehold improvements..............................................      654      574
  Computer equipment and software.....................................    7,057    6,310
                                                                        -------  -------
    Total.............................................................   16,718   15,465
  Accumulated depreciation............................................   (4,993)  (2,940)
                                                                        -------  -------
    Property -- Net...................................................   11,725   12,525
                                                                        -------  -------

Other Assets:
  Accounts receivable.................................................    9,979    3,849
  Goodwill............................................................    5,906    5,307
  Covenants not to compete............................................      128      491
  Deposits............................................................      559      509
  Other assets........................................................      652      842
                                                                        -------  -------
    Total other assets................................................   17,224   10,998
                                                                        -------  -------
Total Assets..........................................................  $49,060  $47,549
                                                                        -------  -------
                                                                        -------  -------

          See accompanying notes to consolidated financial statements.

                              IN HOME HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1994 AND 1993
                       (DOLLARS AND SHARES IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         1994     1993
                                                                        -------  -------
Current Liabilities:
  Current maturities of long-term debt................................  $ 2,286  $ 2,214
  Accounts payable....................................................    3,821    3,913
  Accrued liabilities:
    Compensation......................................................    3,486    2,671
    Insurance.........................................................    2,960    3,446
    Other.............................................................      488      383
                                                                        -------  -------
      Total current liabilities.......................................   13,041   12,627
                                                                        -------  -------

Long-Term Debt........................................................    3,304    4,740
Deferred Revenue......................................................    1,632       --
Deferred Rent Payable.................................................      516      536
Deferred Income Tax...................................................    2,085    2,187
Commitments and Contingencies.........................................    --       --

Shareholders' Equity:
  Preferred stock -- authorized 1,000 shares..........................    --       --
  Common stock -- $.01 par value: authorized -- 40,000 shares; issued
   and outstanding -- 1994 -- 15,944 shares 1993 -- 15,518 shares.....      159      155
  Additional paid-in capital..........................................   23,828   23,056
  Retained earnings...................................................    4,495    4,248
                                                                        -------  -------
      Total shareholders' equity......................................   28,482   27,459
                                                                        -------  -------

Total Liabilities and Shareholders' Equity............................  $49,060  $47,549
                                                                        -------  -------
                                                                        -------  -------

          See accompanying notes to consolidated financial statements.

                              IN HOME HEALTH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992 (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          1994      1993     1992
                                                                        --------  --------  -------
Revenue...............................................................  $120,485  $103,761  $75,072
                                                                        --------  --------  -------
Operating Expenses:
  Direct costs of revenue (primarily payroll related costs)...........    69,411    57,059   41,111
  General, administrative and selling expenses........................    49,721    44,270   30,121
                                                                        --------  --------  -------
    Total operating expenses..........................................   119,132   101,329   71,232
                                                                        --------  --------  -------
Income From Operations................................................     1,353     2,432    3,840
                                                                        --------  --------  -------

Interest:
  Interest expense....................................................       698       575      417
  Interest income.....................................................       (29)      (95)    (293)
                                                                        --------  --------  -------
    Net interest expense..............................................       669       480      124
                                                                        --------  --------  -------

Income Before Income Taxes............................................       684     1,952    3,716
Income Tax Expense....................................................       437       865    1,413
                                                                        --------  --------  -------
Income Before Cumulative Effect of Change in Accounting Principle.....       247     1,087    2,303
Cumulative Effect of Change in Accounting Principle...................     --           72    --
                                                                        --------  --------  -------
    Net Income........................................................  $    247  $  1,015  $ 2,303
                                                                        --------  --------  -------
                                                                        --------  --------  -------

Net Income Per Common and Common Equivalent Share:
  Primary.............................................................  $    .02  $    .06  $   .15
                                                                        --------  --------  -------
                                                                        --------  --------  -------
  Fully diluted.......................................................  $    .02  $    .06  $   .14
                                                                        --------  --------  -------
                                                                        --------  --------  -------

Weighted Average Common and Common Equivalent Shares Outstanding:
  Primary.............................................................    16,013    16,056   15,780
                                                                        --------  --------  -------
                                                                        --------  --------  -------
  Fully diluted.......................................................    16,013    16,056   15,913
                                                                        --------  --------  -------
                                                                        --------  --------  -------

Net income per share impact of the cumulative effect of the change in accounting principle is less than $.01.

          See accompanying notes to consolidated financial statements.

                              IN HOME HEALTH, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                               COMMON STOCK    ADDITIONAL
                                                              --------------    PAID-IN     RETAINED
                                                              SHARES  AMOUNT    CAPITAL     EARNINGS
                                                              ------  ------   ----------   --------
Balance -- September 30, 1991...............................  11,603   $116     $12,826      $  930
Common stock issued for:
  Class C warrant exercise..................................   2,726     27       7,446       --
  Underwriter warrant exercise..............................      34      1          48       --
  Private warrant exercise..................................     140      1          86       --
  Employee stock plans......................................     528      5         617       --
  Acquisitions..............................................     120      1         569       --
Net income..................................................    --     --         --          2,303
                                                              ------  ------   ----------   --------
Balance -- September 30, 1992...............................  15,151    151      21,592       3,233
Common stock issued for:
  Employee stock plans......................................     194      2         521       --
  Acquisitions..............................................     173      2         943       --
Net income..................................................    --     --         --          1,015
                                                              ------  ------   ----------   --------
Balance -- September 30, 1993...............................  15,518    155      23,056       4,248
Common stock issued for:
  Employee stock plans......................................     266      3         745       --
  Acquisitions..............................................      10   --            28       --
  Exchange for warrants.....................................     150      1          (1)      --
Net income..................................................    --     --         --            247
                                                              ------  ------   ----------   --------
Balance -- September 30, 1994...............................  15,944   $159     $23,828      $4,495
                                                              ------  ------   ----------   --------
                                                              ------  ------   ----------   --------

          See accompanying notes to consolidated financial statements.

                              IN HOME HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                         1994     1993     1992
                                                                        -------  -------  -------
Cash Flows From Operating Activities:
  Net income..........................................................  $   247  $ 1,015  $ 2,303
  Adjustments:
    Depreciation and amortization.....................................    3,233    2,146    1,513
    Accounts receivable...............................................   (4,172)  (4,232)  (8,305)
    Prepaid expenses and other assets.................................     (210)    (141)    (206)
    Accounts payable..................................................     (216)     545    1,329
    Accrued liabilities...............................................      360    1,073    1,387
    Deferred revenue..................................................    1,632    --       --
    Deferred rent payable.............................................      (20)     139      245
    Deferred income tax...............................................      128      406      699
                                                                        -------  -------  -------
      Net cash provided (used) by operating activities................      982      951   (1,035)
                                                                        -------  -------  -------

Cash Flows From Investing Activities:
  Acquisition of businesses...........................................     (389)    (699)    (803)
  Acquisition of property.............................................     (995)  (2,466)  (1,961)
  Advances to officers and employees..................................     (135)      13      161
                                                                        -------  -------  -------
      Net cash used by investing activities...........................   (1,519)  (3,152)  (2,603)
                                                                        -------  -------  -------

Cash Flows From Financing Activities:
  Payment of long-term debt...........................................   (2,381)  (2,741)  (1,834)
  Proceeds from issuance of common stock..............................      748      523    8,231
                                                                        -------  -------  -------
      Net cash provided (used) by financing activities................   (1,633)  (2,218)   6,397
                                                                        -------  -------  -------

Cash and Cash Equivalents:
  Net increase (decrease).............................................   (2,170)  (4,419)   2,759
  Beginning of year...................................................    3,081    7,500    4,741
                                                                        -------  -------  -------
      End of year.....................................................  $   911  $ 3,081  $ 7,500
                                                                        -------  -------  -------
                                                                        -------  -------  -------

          See accompanying notes to consolidated financial statements.

                              IN HOME HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS -- In Home Health specializes in high-quality health services to clients in their own homes, including infusion therapy, high-tech nursing, rehabilitation and personal care.

    BASIS OF CONSOLIDATION -- The consolidated financial statements include the accounts of In Home Health, Inc. and its subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS -- Securities which are readily convertible into cash with original maturities of three months or less are considered cash equivalents.

    NOTES RECEIVABLES FROM OFFICER -- Included in prepaid expenses and other current assets are advances to an officer of the Company in the amount of $150,000 as of September 30, 1994. There were no advances to officers at September 30, 1993.

    PROPERTY AND PROPERTY UNDER CAPITALIZED LEASES -- Property and property under capitalized leases are stated at cost and depreciated or amortized over estimated useful lives (from three to twelve years) using the straight-line method. Property acquired by capital lease for the years ended September 30, 1994, 1993 and 1992 was $753,000, $3,713,000 and $3,848,000, respectively.

    GOODWILL -- Costs in excess of net assets of acquired businesses have been capitalized and are being amortized over 40 years. Accumulated amortization was $420,000 and $268,000 at September 30, 1994 and 1993, respectively.

    COVENANTS NOT TO COMPETE -- Covenants not to compete are being amortized over the terms of the various agreements (from two to five years). Accumulated amortization was $579,000 and $1,326,000 at September 30, 1994 and 1993, respectively.

    DEFERRED REVENUE -- Deferred revenue relates to the timing difference in recording certain software development costs for financial statement purposes and Medicare cost reporting purposes. Incremental costs relating to the development of software for certain major management information system projects undertaken during 1992 through 1994 have been capitalized and are included in computer equipment and software on the balance sheet. For Medicare cost reimbursement purposes, the Company has filed amended cost reports for prior years to include in reimbursable costs the amount of expenditures in the year they were incurred. Accordingly, as of September 30, 1994, the Company has reported an amount of deferred revenue, representing the Medicare impact of the difference between the reimbursable costs reported on the Medicare cost reports and the unamortized balance of capitalized software development costs. The deferred revenues are being recorded to revenue when the amortization of the related software development expenses is recorded (over a five year period). Unamortized software development costs are $2,368,000 and $2,734,000 as of September 30, 1994 and 1993, respectively.

    DEFERRED RENT PAYABLE -- Deferred rent payable has been recorded for long-term office space operating leases which contain initial rent inducements. Rental expense is being amortized on a straight-line basis over the terms of the operating leases.

    INCOME TAXES -- The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" in 1993. Under SFAS No. 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION -- Revenues are recognized at the time the service is provided to the client. The Company records revenue for services to Medicare beneficiaries at the time the services are rendered and based on the Medicare cost reimbursement principles. Under those principles, Medicare reimburses the Company for the reasonable costs (as defined) incurred in providing care to Medicare beneficiaries. The Company reports as reimbursable costs in the Medicare cost reports only those costs it believes to be reimbursable under the applicable Medicare cost reimbursement principles. In determining the amount of revenue to be recorded, those costs are reduced for costs that are in excess of reimbursable cost limits, and for costs for which reimbursement may be questionable based on the Company's understanding of reimbursement principles in effect at that time. Accordingly, this process results in recording revenue only for the costs that the Company believes are reasonably assured of recovery. Refer to Note 5 for additional information.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE -- Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common stock and dilutive common stock equivalents outstanding. Common stock equivalents result from dilutive stock options and warrants. Any differences in common stock equivalents for primary and fully diluted shares are the result of the quoted market price of the Company's common stock being higher at the end of the period than the average market price during the period.

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

2.  ACQUISITIONS
    The Company acquired all of the issued and outstanding capital stock of two, three and five home health care companies during the years ended September 30, 1994, 1993 and 1992, respectively. The acquisitions accounted for as purchases for financial reporting purposes are summarized as follows (in thousands):


                                                     CONSIDERATION:
                                                     CASH             TOTAL VALUE
                                                     NOTES PAYABLE        OF
                                      ACQUISITION    ISSUED          CONSIDERATION   GOODWILL
           COMPANY NAME                   DATE       COMMON STOCK        PAID        RECORDED
Professional Medical Personnel,      October, 1991    $        77        $173         $  240
 Inc. & Professional Medical                                   96
 Personnel-Home Health Care                                    --
 Division, Inc.
Meyer Care SF, Inc.                  October, 1991    $       500        $700         $  429
                                                              100
                                                        26 shares
Faust Home Health Care, Inc. &       June, 1992       $       170        $205         $  177
 Faust Health Care Network, Inc.                               35
                                                               --
Professional Home Care of            July, 1992       $       150        $550         $1,228
 Washington, Inc.                                              --
                                                        79 shares
CareServices of Raleigh Limited      January, 1993    $       210        $569         $  548
 Partnership, CareServices of                                  --
 Raleigh, NC, Inc. and CareServices                     58 shares
 of Greensboro, NC, Inc.
Accent on Care Home Health           January, 1993    $        25        $100         $  155
 Services, Ltd.                                                25
                                                         8 shares
Home Care Resources, Inc., HCR       February, 1993   $       205        $741         $  852
 Associates, Inc. and Physician                                --
 Home Health Care, Inc.                                107 shares
ENS, Inc.                            January, 1994    $        41        $ 69         $  232
                                                               --
                                                        10 shares
RI Partners and RHC Partners         May, 1994        $       300        $300         $  516
                                                               --
                                                               --

    The purchase price has been allocated to the net assets acquired, including intangible assets, based on their fair market values at the acquisition dates. The net assets acquired in these acquisitions consisted primarily of accounts receivable and current liabilities. The consolidated statements of operations include the results of operations of these companies since their respective acquisition dates. The fair market value of the common stock issued for the acquisitions in 1994, 1993 and 1992 was $28,000, $945,000 and $500,000,
respectively.    Additional    goodwill    of   $421,000    was    recorded   in

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

2.  ACQUISITIONS (CONTINUED)
1993 related to 1992 acquisitions. Notes payable issued for the acquisitions in 1993 and 1992 were $25,000 and $231,000, respectively. The Company incurred $95,000, $264,000 and $390,000 of costs in 1994, 1993 and 1992, respectively, in connection with the acquisitions.

    The following table summarizes the Company's unaudited pro forma operating results as if the 1994 and 1993 acquisitions had occurred at the beginning of 1993 (in thousands, except per share amounts):

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30
                                                              ------------------
                                                                1994      1993
                                                              --------  --------
Service revenue.............................................  $121,277  $106,602
                                                              --------  --------
                                                              --------  --------
Net income..................................................  $    250  $    904
                                                              --------  --------
                                                              --------  --------
Net income per common and common
 equivalent share -- primary................................  $    .02  $    .06
                                                              --------  --------
                                                              --------  --------

    The pro forma operating results for 1992, if the 1993 acquisitions had occurred at the beginning of 1992, include service revenue of $80,061,000, net income of $2,227,000 and net income per share -- primary of $.14.

    The pro forma operating results do not purport to be indicative of the results that actually would have been obtained had the combined operations been conducted during the periods presented and are not intended to be a projection of future operating results.

    VALLEY HOME HEALTH

    Effective September 1, 1992, the Company acquired all of the stock of Valley Home Health, Inc. by issuing 41,204 shares of the Company's common stock.

    The Valley Home Health, Inc. acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for 1992 have been restated to include the accounts and operations of Valley Home Health.

    Revenues and net income (loss) of the separate companies for the periods preceding the acquisition were (in thousands):

                                                                    11 MONTHS
                                                                      ENDED
                                                                   AUGUST 31,
                                                                      1992
                                                                   (UNAUDITED)
                                                                   -----------
Revenues:
  In Home........................................................    $67,010
  Valley Home....................................................        924
                                                                   -----------
  Combined.......................................................    $67,934
                                                                   -----------
                                                                   -----------
Net Income (Loss):
  In Home........................................................    $ 2,131
  Valley Home....................................................        (62)
                                                                   -----------
  Combined.......................................................    $ 2,069
                                                                   -----------
                                                                   -----------

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

3.  NOTE PAYABLE -- BANK
    The Company has an agreement with a bank which provides for a line of credit equal to the lesser of $7.5 million or a borrowing base (which was $8,511,000 at September 30, 1994) that consists of 80% of eligible accounts receivable. As of September 30, 1994 the Company had utilized $4,130,000 of the facility for an irrevocable standby letter of credit to secure workers' compensation commitments. The interest rate on the line of credit is prime plus .75% (8.5% at September 30, 1994). Borrowings are due at the expiration of the agreement and are collateralized by accounts receivable and intangibles. The Company had no bank borrowings at September 30, 1994 and 1993.

    The Company is required to maintain certain financial ratios and is limited to paying dividends equal to 25% of the prior twelve month earnings. As of September 30, 1994, the Company was out of compliance with certain provisions of its credit agreement underlying its line of credit and letter of credit facility. The bank has agreed to waive these covenant violations. The bank has advised the Company that it does not intend to renew the line of credit agreement beyond the expiration date. The line of credit, as amended on June 29, 1995, expires on December 31, 1995. The bank has also advised the Company that the letter of credit must be replaced by December 15, 1995 or the bank will draw upon the line of credit to fund a collateral account to accommodate any cash requirements of the letter of credit. The Company is currently considering possible alternative sources of financing, which may include establishment of a line of credit with a new lender or other financing of certain accounts receivable and fixed assets.

4.  LONG-TERM DEBT
    Following is a summary of long-term debt at September 30 (in thousands):

                                                                    1994    1993
                                                                   ------  ------
Obligations under capitalized leases, up to 37.2% (primarily 5.5%
 to 15.9%), due through July 1999................................  $5,220  $6,523
Installment notes payable, 6.5% to 6.9%, due through December
 1995, secured by property.......................................     370     431
                                                                   ------  ------
Total............................................................   5,590   6,954
Less current maturities..........................................   2,286   2,214
                                                                   ------  ------
Long-term debt...................................................  $3,304  $4,740
                                                                   ------  ------
                                                                   ------  ------

    Future minimum payments as of September 30, 1994 are as follows (in thousands):

                  YEAR ENDING                     CAPITALIZED   INSTALLMENT
                  SEPTEMBER 30                      LEASES         NOTES      TOTAL
- ------------------------------------------------  -----------   -----------   ------
1995............................................    $2,498         $369       $2,867
1996............................................     2,192            1        2,193
1997............................................     1,523        --           1,523
1998............................................       638        --             638
1999............................................       115        --             115
                                                  -----------     -----       ------
Total minimum payments..........................     6,966          370        7,336
Less amounts representing interest..............     1,746        --           1,746
                                                  -----------     -----       ------
Present value of future minimum payments........     5,220          370        5,590
Less current maturities.........................     1,917          369        2,286
                                                  -----------     -----       ------
Long-term debt..................................    $3,303         $  1       $3,304
                                                  -----------     -----       ------
                                                  -----------     -----       ------

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

4.  LONG-TERM DEBT (CONTINUED)
    Assets recorded under capital leases are included in property at cost of $7,993,000 and $7,435,000, and accumulated depreciation of $1,854,000 and $1,356,000 at September 30, 1994 and 1993, respectively. Interest paid for the years ended September 30, 1994, 1993 and 1992 was $687,000, $546,000 and
$403,000, respectively.

5.  MEDICARE COST REIMBURSEMENT
    Approximately 74%, 73% and 68% of revenue for the years ended September 30, 1994, 1993 and 1992, respectively, is derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are reasonably assured of recovery under the applicable Medicare statutes and regulations. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports, and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue. This process considers applicable statutes and regulations, administrative and judicial decisions, consultation with independent industry experts and legal counsel, disputed costs, and historical knowledge from past Medicare audits. Results of this analysis are extrapolated to other open cost reporting years for all of the Company's operations to determine the gross amount of reimbursement that would be affected. The Company, through this ongoing control and monitoring process, provides a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not reasonably assured of recovery.

    Over the years, Medicare, in connection with its retrospective audit process, has taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, on interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen. These positions taken by Medicare are usually determined from Medicare's Notice of Program Reimbursement (NPR) which typically are not received until two to three years after the services are rendered. Upon receipt of an NPR that contains denial of certain costs as reimbursable, the Company assesses the probability of its success in challenging positions taken by Medicare that are contrary to the Company's positions. In those situations where the Company decides to not challenge the NPR, any revenue relating to costs for which Medicare has denied reimbursement as well as the extrapolated impact on other open cost reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. The results of all NPRs are included in the analysis process in calculating net Medicare revenue.

    The Company has received NPRs challenging $9.6 million of costs as of September 30, 1994. There was an additional $10.4 million of costs at September 30, 1994 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($20 million at September 30, 1994) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare alleges are unreimbursable sales costs; other costs in dispute relate to the cost of

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

5.  MEDICARE COST REIMBURSEMENT (CONTINUED)
physical therapists employed by the Company, administration and general costs allocated to branch operations, certain corporate expenses, and cost transfers among branch operations. These disputed costs (including the extrapolated impact) of $20 million at September 30, 1994 arose in the fiscal years ended September 30, 1994 ($7.2 million), 1993 ($6.4 million), 1992 ($4.3 million) and
1991 ($2.1 million). The amount of disputed costs has increased over the last several years as the Company has received the NPRs and has extrapolated that amount of costs that may be challenged to other open cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries and the Health Care Financing Administration and is vigorously pursuing these matters through administrative and legal channels. The Company has filed two suits against the U.S. Department of Health and Human Services
(HHS) and several members of the Blue Cross Association which HHS uses to administer the Medicare program. The two suits allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994.

    The Company, based on its disputed cost analysis process, believes that recovery of $4,961,000 of total disputed costs (including the extrapolated impact) may not be reasonably assured and, accordingly, has established a reserve in that amount as of September 30, 1994. The remaining net amount of disputed costs has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at September 30, 1994 and 1993 were $20,599,000 and $20,120,000, respectively, including the receivables (net of reserves) for disputed costs of $12,347,000 and $5,730,000, respectively. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $9,979,000 and $3,849,000 as of September 30, 1994 and 1993, respectively, have been classified as a non-current asset.

    The reserve balance of $4,961,000 at September 30, 1994 has been recorded during fiscal 1993 ($1,100,000) and fiscal 1994 ($3,861,000), based on the timing of information that was available to make an assessment of assurance of recovery of the disputed costs. In connection therewith, based on information that became available in the last fiscal quarters of 1994 and 1993, adjustments to the Medicare reserves of $2,639,000 and $1,100,000 were recorded in those fiscal quarters.

6.  COMMITMENTS AND CONTINGENCIES
    The Company is obligated under several noncancelable operating leases for office space and equipment. Total rental expense for all operating leases was $3,666,000, $2,763,000 and $2,007,000, for the years ended September 30, 1994,
1993 and 1992, respectively.

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum rental payments as of September 30, 1994 for operating leases with noncancelable terms in excess of one year are as follows (in thousands):

                          YEAR ENDING
                         SEPTEMBER 30
- ---------------------------------------------------------------
1995...........................................................  $   3,240
1996...........................................................      3,065
1997...........................................................      2,226
1998...........................................................      2,020
1999...........................................................        941
Thereafter.....................................................        631
                                                                 ---------
Total minimum payments.........................................  $  12,123
                                                                 ---------
                                                                 ---------

    The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

7.  CAPITAL TRANSACTIONS

    STOCK OPTION PLAN

    The Company has adopted a stock option plan to provide for the granting of options to purchase up to a maximum of 2,500,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity (in thousands, except per share amounts):

                                                                   NUMBER OF SHARES
                                                              --------------------------
                                                               AVAILABLE
                                                               FOR GRANT    OUTSTANDING    EXERCISE PRICES
                                                              -----------  -------------  -----------------
Balance -- September 30, 1991...............................         980         1,459    $    .53 to $3.38
Options granted.............................................        (214)          214    $   3.63 to $5.38
Options exercised...........................................      --              (446)   $    .58 to $2.97
Options cancelled...........................................          88           (88)   $    .86 to $5.06
                                                                     ---         -----
Balance -- September 30, 1992...............................         854         1,139    $    .53 to $5.38
Options granted.............................................        (449)          449    $   2.94 to $5.94
Options exercised...........................................      --               (76)   $    .69 to $4.44
Options cancelled...........................................         109          (109)   $   1.03 to $5.50
                                                                     ---         -----
Balance -- September 30, 1993...............................         514         1,403    $    .53 to $5.94
Options granted.............................................        (360)          360    $   1.88 to $4.06
Options exercised...........................................      --              (117)   $    .54 to $2.69
Options cancelled...........................................         211          (211)   $   1.03 to $5.94
                                                                     ---         -----
Balance -- September 30, 1994...............................         365         1,435    $    .53 to $5.63
                                                                     ---         -----
                                                                     ---         -----

    At September 30, 1994, options for the purchase of 896,000 shares of common stock are currently exercisable at prices ranging from $.53 to $5.63 per share.

    WARRANTS

    As of September 30, 1994, private warrants issued in January 1993 totalling 96,000 and expiring January 1996, are exercisable at $6.00 per share.

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

7.  CAPITAL TRANSACTIONS (CONTINUED)
    In November 1991, 2,726,000 shares of common stock were issued upon the exercise of Class C warrants which were issued in connection with the Company's 1990 public offering. The Company received proceeds of $7,473,000 upon these warrant exercises. In April 1994, 150,000 shares of common stock were issued in exchange for 300,000 private warrants issued in January 1991 and expiring January 1996.

    STOCK PURCHASE PLAN

    The Company has a plan whereby eligible employees may purchase the Company's common stock at the lower of 85% of the market price at the time of grant or the time of purchase. There are 700,000 shares reserved for this plan of which 144,000 shares were issued on September 30, 1994 at $1.96 per share, 116,000 shares were issued on September 30, 1993 at $3.40 per share, and 82,000 shares were issued on September 30, 1992 at $3.05 per share.

8.  INCOME TAXES
    The income tax provision for the years ended September 30, 1994, 1993 and 1992 consisted of (in thousands):

1994                                                FEDERAL   STATE   TOTAL
- --------------------------------------------------  -------   -----   ------
Current...........................................  $   483   $  46   $  529
Deferred..........................................     (138)     46      (92)
                                                    -------   -----   ------
                                                    $   345   $  92   $  437
                                                    -------   -----   ------
                                                    -------   -----   ------


1993                                                FEDERAL   STATE   TOTAL
- --------------------------------------------------  -------   -----   ------
Current...........................................  $   437   $  94   $  531
Deferred..........................................      291      43      334
                                                    -------   -----   ------
                                                    $   728   $ 137   $  865
                                                    -------   -----   ------
                                                    -------   -----   ------

1992                                                FEDERAL   STATE   TOTAL
- --------------------------------------------------  -------   -----   ------
Current...........................................  $   952   $ 225   $1,177
Deferred..........................................      191      45      236
                                                    -------   -----   ------
                                                    $ 1,143   $ 270   $1,413
                                                    -------   -----   ------
                                                    -------   -----   ------

    The income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes for each of the years ended September 30, 1994, 1993 and 1992 as follows (in thousands):

                                                                1994  1993   1992
                                                                ----  ----  ------
Tax at Federal statutory rate.................................  $233  $664  $1,263
State income taxes, net of Federal benefit....................    92    90     178
Officers life insurance.......................................    24    45      27
Goodwill amortization.........................................    44    44      23
Meals and entertainment.......................................    32    34      16
Other.........................................................    12   (12)    (94)
                                                                ----  ----  ------
Income tax expense............................................  $437  $865  $1,413
                                                                ----  ----  ------
                                                                ----  ----  ------

    The tax benefit related to the exercise of employee stock options is recorded as additional paid-in-capital.

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

8.  INCOME TAXES (CONTINUED)
    Income taxes paid during the years ended September 30, 1994, 1993 and 1992 were $31,000, $1,566,000 and $801,000, respectively.

    The Company adopted SFAS No. 109 as of the beginning of fiscal year 1993. The cumulative effect on prior years of this change in accounting principle reduced 1993 net income by $72,000, and is reported separately in the consolidated statement of income for the year ended September 30, 1993.

    The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities at September 30, 1994 and 1993 are as follows:

                                                                       1994                     1993
                                                             ------------------------  ----------------------
                                                               CURRENT     LONG-TERM    CURRENT    LONG-TERM
                                                                ASSET      LIABILITY     ASSET     LIABILITY
                                                             -----------  -----------  ---------  -----------
Bad debt allowance.........................................   $     397    $  --       $     320   $  --
Depreciation and amortization..............................      --            2,047      --           1,749
Insurance accruals.........................................         225       --             561      --
Capitalized items expensed for taxes.......................      --              516      --             437
Vacation...................................................         240       --             189      --
AMT credit carry forward...................................      --             (321)     --          --
Other......................................................         (62)        (157)        (53)          1
                                                                  -----   -----------  ---------  -----------
                                                              $     800    $   2,085   $   1,017   $   2,187
                                                                  -----   -----------  ---------  -----------
                                                                  -----   -----------  ---------  -----------

9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

              FISCAL 1994 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FIRST     SECOND      THIRD     FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                           ---------  ---------  ---------  ---------
Service revenue..........................................  $  29,780  $  30,167  $  30,591  $  29,947
Income (loss) from operations............................      1,375        979        597     (1,598)
Net income (loss)........................................        646        410        152       (961)
Net income (loss) per share..............................        .04        .03        .01       (.06)

    See Note 5 for a discussion of a fourth quarter adjustment recorded to the Company's Medicare reserve.

              FISCAL 1993 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FIRST     SECOND      THIRD     FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                           ---------  ---------  ---------  ---------
Service revenue..........................................  $  23,378  $  25,613  $  27,520  $  27,250
Income (loss) from operations............................      1,007        944        621       (140)
Net income (loss)........................................        486        491        286       (248)
Net income (loss) per share..............................        .03        .03        .02       (.02)

    The first quarter of 1993 net income and earnings per share data has been restated for the cumulative effect of adopting SFAS No. 109 of $72,000.

    See Note 5 for a discussion of a fourth quarter adjustment recorded to the Company's Medicare reserve.

                              IN HOME HEALTH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

10. SUBSEQUENT EVENTS
    On May 2, 1995, the Company entered into an agreement to form a strategic partnership with Manor Care, Inc. (Manor Care), a national health care and international lodging firm. Pursuant to this partnership, Manor Care will purchase up to 6.4 million common shares from the Company for $3.40 in cash per share. The Company will conduct a cash self-tender for 6.4 million of its shares (40% of outstanding) at $3.40 per share. In addition, Manor Care will invest $20 million in the Company in exchange for voting convertible preferred stock. Manor Care will also receive a three year warrant to purchase an additional 6 million shares of common stock at an exercise price of $3.75 per share. This transaction is subject to, among other conditions, the approval of the Company's shareholders and the completion of the self-tender by the Company.

                          INDEPENDENT AUDITORS' REPORT

In Home Health, Inc.:

    We have audited the accompanying consolidated balance sheets of In Home Health, Inc. as of September 30, 1994 and 1993 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of In Home Health, Inc. as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note 8 to the consolidated financial statements, effective October 1, 1992 the Company changed its method of accounting for income taxes.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 18, 1994, except for the
 second paragraph of Note 3 and Note 10,
 as to which the date is June 29, 1995.

                                    PART IV

ITEM 14.  "ITEM 14" IS HEREBY AMENDED TO READ AS FOLLOWS:
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report

    1.  Financial Statements

    The Consolidated Financial Statements filed with this Form 10-K/A are listed in Item 8 above.

    2.  Financial Statement Schedules

    The schedules required to be filed as part of this Annual Report on Form 10-K/A are listed below with their location in this report.

                                                                              PAGE
                                                                              ----
In Home Health, Inc.:
  Independent Auditors' Report..............................................   24
  Schedules for the Years Ended September 30, 1994, 1993 and 1992:
      II  --    Amounts Receivable from Related Parties and Underwriters,
                 Promoters, and Employees Other than Related Parties........   29
    VIII  --    Valuation and Qualifying Accounts and Reserves..............   30

    All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

    None.

(c) Exhibits:

EXHIBIT NO.                                              DESCRIPTION
- -----------  ----------------------------------------------------------------------------------------------------
       3.1   Restated Articles of Incorporation, as amended. (iii)
       3.2   Restated Bylaws, as amended. (iii)
       4.1   Form of specimen Common Stock certificate. (i)
      10.1   Revolving Credit  Agreement dated  September 24,  1992  as amended  June 29,  1995 with  First  Bank
              National Association.
      10.2   Management Incentive Plan in place for fiscal 1994. (x)
      10.3   Lease Agreement dated September 27, 1987 with Willow Development, as amended December 12, 1989. (ii)
      10.4   Lease agreement dated October 24, 1991 with Minnesota CC Properties. (vii)
      10.5   The Company's Stock Option Plan, as amended. (iii)
      10.6   Stock  exchange agreement between In Home Health, Inc. and Robert L. Hancock dated January 11, 1993.
              (iv)
      10.7   Asset purchase agreement between In Home Health, Inc., Robert L. Hancock and CareServices of Raleigh
              Limited Partnership dated January 11, 1993. (iv)
      10.8   Asset purchase agreement between In Home Health, Inc., Carolyn Kelley and Accent On Care Home Health
              Services, Ltd. dated January 22, 1993. (v)
      10.9   Stock exchange agreement between  In Home Health, Inc.,  John B. Syer, Scott  L. Pachter, R.  Evelyn
              Wool,  Anita W. Fuering, Carol L. Michaelis, Cynthia  A. Heide, Jane M. Hixon, Margaret D. Sullivan
              and Stephanie H. Shipman dated February 12, 1993. (vi)

EXHIBIT NO.                                              DESCRIPTION
- -----------  ----------------------------------------------------------------------------------------------------
      10.10  Asset purchase agreement between In  Home Health, Inc., Carol I.  Peake and ENS, Inc. dated  January
              14, 1994. (viii)
      10.11  Partnership  purchase agreement between In Home Health, Inc. and Riata Health Care, Inc., Red Health
              Care, Inc., Crimson Health Care,  Inc., William W. Sullivan, Jr.,  Warren Neely and Dennis  Gutzman
              dated May 23, 1994. (ix)
      10.12  Asset purchase agreement between In Home Health, Inc., RI Investments, Inc. Green Investments, Inc.,
              Maroon  Investments, Inc., William W.  Sullivan, Jr., Warren Neely,  Dennis Gutzman and RI Partners
              dated May 23, 1994. (ix)
      11     Computation of Per Share Earnings (x)
      24     Independent Auditors' Consent

- ------------------------
   (i) Incorporated  herein  by  reference  to  the  Registrant's   Registration
       Statement (Form S-18) No. 33-17228C.

  (ii) Incorporated   herein  by  reference  to  the  Registrant's  Registration
       Statement (Form S-1) No. 33-35424.

 (iii) Incorporated herein by reference to the Registrant's annual report on Form 10-K for the year ended September 30, 1992.

  (iv) Incorporated herein by reference to the Registrant's current report on Form 8-K dated January 15, 1993.

   (v) Incorporated herein by reference to the Registrant's current report on Form 8-K dated January 22, 1993.

  (vi) Incorporated herein by reference to the Registrant's current report on Form 8-K dated February 12, 1993.

 (vii) Incorporated herein by reference to the Registrant's annual report on Form 10-K for the year ended September 30, 1991.

(viii) Incorporated herein by reference to the Registrant's current report on Form 8-K dated January 17, 1994.

  (ix) Incorporated herein by reference to the Registrant's current report on Form 8-K dated May 26, 1994.

   (x) Incorporated herein by reference to the Registrant's current report on Form 10-K for the year ended September 30, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Minnetonka, Minnesota.

                                          IN HOME HEALTH, INC.

                                          By:          /s/ JUDY M. FIGGE

                                             -----------------------------------
                                                  Judy M. Figge, President

                                          Date:  August 11, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

                  SIGNATURE                                        TITLE                             DATE
- ---------------------------------------------  ---------------------------------------------  -------------------
              /s/ JUDY M. FIGGE                President, Chief Executive Officer and
     -----------------------------------        Director (principal executive officer)        August 11, 1995
                Judy M. Figge

            /s/ KENNETH J. FIGGE               Executive Vice President, Chief Financial
     -----------------------------------        Officer, Secretary, and Director (principal   August 11, 1995
              Kenneth J. Figge                  financial officer)

              /s/ JAMES J. LYNN
     -----------------------------------       Director                                       August 11, 1995
                James J. Lynn

            /s/ S. MARCUS FINKLE
     -----------------------------------       Director                                       August 11, 1995
              S. Marcus Finkle

           /s/ SHELDON LIEBERBAUM
     -----------------------------------       Director                                       August 11, 1995
             Sheldon Lieberbaum

                              IN HOME HEALTH, INC.
                           SCHEDULE AND EXHIBIT INDEX

SCHEDULE                                                                 PAGE
- --------                                                                 ----
     II    Amounts Receivable from Related Parties and Underwriters,
            Promotors, and Employees Other than Related Parties........   29
   VIII    Valuation and Qualifying Accounts and Reserves..............   30


EXHIBIT
- --------
     10.1  Amendment No. 3 to Second Amended and Restated Credit
            Agreement..................................................   31
     24    Independent Auditors' Consent...............................   34

                                                                     SCHEDULE II

                              IN HOME HEALTH, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                            COLUMN B                  COLUMN D -- DEDUCTIONS          COLUMN E --
                                          ------------                                                 BALANCE AT
                COLUMN A                   BALANCE AT    COLUMN C    ------------------------        END OF PERIOD
- ----------------------------------------  BEGINNING OF   ---------    AMOUNT       AMOUNTS      ------------------------
NAME OF DEBTOR                               PERIOD      ADDITIONS   COLLECTED   WRITTEN-OFF     CURRENT     NOT-CURRENT
- ----------------------------------------  ------------   ---------   ---------   ------------   ----------   -----------
1994
Kenneth J. Figge........................      -0-        $    150      -0-           -0-        $     150       -0-
1993
None

Notes receivable are due on demand. Interest is prime + .25%.

                                                                   SCHEDULE VIII

                              IN HOME HEALTH, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992
                             (DOLLARS IN THOUSANDS)

                COLUMN A                    COLUMN B            COLUMN C           COLUMN D     COLUMN E
- -----------------------------------------  -----------  ------------------------  -----------  -----------
                                                               ADDITIONS
                                                        ------------------------
                                                                         (2)
                                                            (1)        CHARGED
                                           BALANCE AT   CHARGED TO    TO OTHER                 BALANCE AT
                                            BEGINNING    COSTS AND    ACCOUNTS-   DEDUCTIONS     END OF
CLASSIFICATION                              OF PERIOD    EXPENSES     DESCRIBE     -DESCRIBE     PERIOD
- -----------------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                         (B)          (A)
1994
Allowance for Doubtful Accounts
  Current................................   $     859    $     914    $  --        $     744    $   1,029
Medicare Reimbursement Reserve...........       1,100       --            3,861       --            4,961
1993
Allowance for Doubtful Accounts
  Current................................   $     576    $     427    $  --        $     144    $     859
Medicare Reimbursement Reserve...........      --           --            1,100       --            1,100
1992
Allowance for Doubtful Accounts
  Current................................   $     255    $     440    $  --        $     119    $     576

- ------------------------
(A)  Write-off of Bad Debts, Net of Recoveries and acquisition balances.

(B)  Adjustment to Medicare reserve.

                                                                    EXHIBIT 10.1

                               AMENDMENT NO. 3 TO
                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT

    THIS AMENDMENT NO. 3 TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT ("Amendment No. 3") is entered into as of the 30th day of June, 1995, by and between IN HOME HEALTH, INC., a Minnesota corporation (the "Borrower") and FIRST BANK NATIONAL ASSOCIATION, a national banking association (the "Bank").

                                    RECITALS

    FIRST: Borrower is indebted to the Bank pursuant to the terms of a Second Amended and Restated Credit Agreement dated March 31, 1994, as amended (the "Credit Agreement"), as evidenced by a Substitute Revolving Credit Note dated June 30, 1994, in the original principal amount of $15,000,000 (the "Revolving Note").

    SECOND: All indebtedness of the Borrower to the Bank is secured by a Security Agreement dated September 24, 1992, executed by the Borrower in favor of the Bank, as successor by merger to Marquette Bank Minneapolis, National Association.

    THIRD: The Borrower and the Bank have agreed to amend certain terms and provisions of the Credit Agreement and address certain existing Events of Default, all as more particularly set forth herein.

    NOW, THEREFORE, for and in consideration of the mutual promises, covenants and agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower and the Bank agree as follows:

    1. DEFINED TERMS. All capitalized terms used in this Amendment No. 3 which are not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement.

    2. WAIVER. Borrower acknowledges that an Event of Default exists under the Credit Agreement due to the breach of Section 6.6 of the Credit Agreement as a result of making a loan to a director and officer of the Borrower. Subject to the conditions to the effectiveness of this Amendment No. 3 as set forth in paragraph 6 below, the Bank hereby waives the above-described Event of Default through and including September 30, 1995; PROVIDED, HOWEVER, that the waiver granted herein is limited to the specific Event of Default described in this paragraph and is not intended, and shall not be construed, to be a general waiver of any term or provision of the Credit Agreement or any other existing or future Default or Event of Default.

    3.  AMENDMENTS.  The Credit Agreement is hereby amended as follows:

        (a) The definition of "Maturity Date" in Section 1 of the Credit Agreement is hereby amended by deleting the date "June 30, 1995" contained therein and inserting the date "December 31, 1995" in its stead.

        (b) Section 2.7(a) of the Credit Agreement is hereby amended by inserting the phrase "until September 30, 1995 and Four Million Eight Hundred Thousand and NO/100 Dollars ($4,800,000.00) after September 30, 1995" immediately after the phrase "Four Million Five Hundred Twenty Thousand and NO/100 Dollars ($4,520,000.00)".

        (c) Section 2.7(c) of the Credit Agreement is amended by deleting the date "June 15, 1995" and inserting "December 15, 1995" in its stead.

    4. CONSTRUCTION. All references in the Credit Agreement to "this Credit Agreement", "herein" and similar references shall be deemed to refer to the Credit Agreement as amended by this Amendment No. 3.

    5. REPRESENTATIONS AND WARRANTIES. To induce the Bank to enter into this Amendment No. 3 and to grant the waiver hereunder, the Borrower hereby warrants and represents to the Bank that it is duly authorized to execute and deliver this Amendment No. 3 and to perform its obligations under the Credit Agreement as amended hereby and that this Amendment No. 3 and all other documents executed by the Borrower in connection herewith constitute the legal, valid and binding obligations of the Borrower, enforceable in accordance with their respective terms. The Credit Agreement, as amended hereby, and the Revolving Note, shall continue to be secured by the Security Agreement, without loss of lien or priority. The Borrower further represents and warrants that it has been advised by the Bank that the Bank does not intend to renew the Revolving Credit Commitment after December 31, 1995, that the Bank intends to terminate the Revolving Credit Commitment on December 31, 1995 (unless earlier terminated in accordance with the terms of the Credit Agreement) and that the Bank will notify the beneficiaries of any letters of credit on or before June 30, 1995, that any letters of credit will not be renewed on their expiry date.

    6. EFFECTIVE DATE. This Amendment No. 3 shall become effective on the date first set forth above upon the satisfaction of each of the following conditions precedent:

        (a) WARRANTIES. Before and after giving effect to this Amendment No. 3, the representations and warranties in Section 4 of the Credit Agreement shall be true and correct as though made on the date hereof, except for changes that are permitted by the terms of the Credit Agreement. The execution by the Borrower of this Amendment No. 3 shall be deemed a representation that the Borrower has complied with the foregoing condition.

        (b) DEFAULTS. After giving effect to this Amendment No. 3, no Default or Event of Default shall have occurred and be continuing under the Credit Agreement. The execution by the Borrower of this Amendment No. 3 shall be deemed a representation that the Borrower has complied with the foregoing condition.

        (c)  DOCUMENTS.   The following shall have  been delivered to the  Bank,
    each in form and substance satisfactory to the Bank:

           (i)  AMENDMENT NO. 3.   This Amendment  No. 3 appropriately completed
       and duly executed by the Borrower.

           (ii) SECRETARY'S CERTIFICATE. A Secretary's Certificate signed by the Borrower's corporate secretary certifying that copies of the Articles of Incorporation and the Bylaws of the Borrower attached thereto are in full force and effect.

          (iii) LEGAL FEES AND EXPENSES. Payment of the legal fees and expenses of counsel for the Bank incurred in connection with the preparation, negotiation and execution of this Amendment No. 3.

    7. EXPENSES. The Borrower agrees to reimburse the Bank upon demand for all reasonable expenses (including attorneys' fees and legal expenses) incurred by the Bank in the preparation, negotiation and execution of this Amendment No. 3, and any other document required to be furnished herewith, and in enforcing the obligations of the Borrower under the Credit Agreement as amended hereby, which obligations of the Borrower shall survive any termination of the Credit Agreement.

    8. COUNTERPARTS. This Amendment No. 3 may be executed in as many counterparts as may be deemed necessary or convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original but all such counterparts shall constitute but one and the same instrument.

    9. SEVERABILITY. Any provision of this Amendment No. 3 which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining portions hereof or affecting the validity or enforceability of such provisions in any other jurisdiction.

    10. SUCCESSORS; ENFORCEABILITY. This Amendment No. 3 shall be binding upon the Borrower and the Bank and their respective successors and assigns, and shall inure to the benefit of the Borrower and the Bank and the successors and assigns of the Bank. Except as hereby amended, the terms and provisions of the Credit Agreement shall remain in full force and effect and the Credit Agreement is hereby ratified and confirmed in all respects.

    11. ENTIRE AGREEMENT. The Credit Agreement, as amended hereby, together with the other Loan Documents constitute the entire agreement of the parties and all other agreements, whether oral or in writing, are merged into the Credit Agreement, as amended hereby, and are superseded hereby.

    12. GOVERNING LAW. THIS AMENDMENT NO. 3 SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE SUBSTANTIVE LAWS (BUT NOT THE LAW OF CONFLICTS) OF THE STATE OF MINNESOTA, GIVING EFFECT TO LAWS APPLICABLE TO NATIONAL BANKS.

    IN WITNESS WHEREOF, the Borrower and the Bank have caused this Amendment No. 3 to be executed by their duly authorized officers as of the date and year first above written.

                                          IN HOME HEALTH, INC.,
                                          a Minnesota corporation

                                          By __________/s/ M.J. KENNEDY_________

                                             Its __________VP-TREASURER_________

                                          FIRST BANK NATIONAL ASSOCIATION,
                                          a national banking association

                                          By ________/s/ CONRAD A. KEECH________

                                             Its _________VICE PRESIDENT________

                                                                      EXHIBIT 24

                         INDEPENDENT AUDITORS' CONSENT

In Home Health, Inc.

    We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-75876 and 33-75830) and to the Registration Statements on Form S-3 (No. 33-77174) of our report dated November 18, 1994, except for the second paragraph of Note 3 and Note 10, as to which the date is June 29, 1995, appearing in this Annual Report on Form 10-K/A of In Home Health, Inc. for the year ended September 30, 1994.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
August 11, 1995