Form 10-Q
period 1995-06-30
IN HOME HEALTH INC /MN/
filed 1995-08-11
CIK 818645

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended June 30, 1995.

                  COMMISSION FILE NO. 0-17490


                      IN HOME HEALTH, INC.
     (Exact name of registrant as specified in its charter)


             Minnesota                            41-1458213
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)


                     601 Lakeshore Parkway
                           Suite 500
               Minnetonka, Minnesota  55305-5214
            (Address of principal executive offices)
                           (Zip Code)


                           612-449-7500
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x (1) No

     As of July 31, 1995, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,142,980 shares.

                       IN HOME HEALTH, INC.
                              INDEX


                                                         PAGE NO.


PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets - June
               30, 1995 and September 30, 1994                2-3

               Consolidated Statements of Income -
               For the three and nine months ended
               June 30, 1995 and 1994                           4

               Consolidated Statements of Cash
               Flows - For the nine months ended
               June 30, 1995 and 1994                           5

               Notes to Consolidated Financial
               Statements                                     6-9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                   10-15

PART II.       OTHER INFORMATION                               16

                         IN HOME HEALTH, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands)

                                               June 30, 1995    Sept. 30,
                                                 (Unaudited)        1994
                                                 -----------    ---------
Current Assets:
 Cash and cash equivalents                          $ 1,951      $   911
 Accounts receivable, net                            12,909       16,503
 Prepaid income tax                                     --           459
 Deferred income tax                                  1,868          800
 Prepaid expenses and other current assets            1,557        1,438
                                                    --------     --------
   Total current assets                              18,285       20,111
                                                    --------     --------
Property:
 Furniture and equipment                              9,805        9,007
 Computer equipment and software                      7,647        7,057
 Leasehold improvements                                 738          654
                                                    --------     --------
   Total                                             18,190       16,718

 Accumulated depreciation                            (6,877)      (4,993)
                                                    --------     --------
   Property - net                                    11,313       11,725
                                                    --------     --------
Other Assets:
 Accounts receivable                                 15,630        9,979
 Goodwill                                             5,788        5,906
 Covenants not to compete                               --           128
 Deposits                                               564          559
 Other assets                                           989          652
                                                    --------     --------
   Total other assets                                22,971       17,224
                                                    --------     --------
Total Assets                                        $52,569      $49,060
                                                    ========     ========







       See Notes to Unaudited Consolidated Financial Statements.

                         IN HOME HEALTH, INC.
                CONSOLIDATED BALANCE SHEETS (continued)
                        (Amounts in thousands)

                                               June 30, 1995    Sept. 30,
                                                 (Unaudited)         1994
                                                 -----------     --------
Current Liabilities:
 Current maturities of long-term debt                 $2,108      $ 2,286
 Notes payable                                         1,000          --
 Accounts payable                                      3,986        3,821
 Accrued liabilities:
   Compensation                                        3,920        3,486
   Income taxes                                          592          --
   Insurance                                           4,537        2,960
   Other                                                 595          488
                                                     -------      -------
     Total current liabilities                        16,738       13,041
                                                     -------      -------
Long-Term Debt                                         2,546        3,304
Deferred Revenue                                       1,349        1,632
Deferred Rent Payable                                    484          516
Deferred Income Tax                                    1,702        2,085
Commitments and Contingencies                            --           --

Shareholders' Equity:
 Preferred stock - authorized 1,000 shares               --           --
 Common stock - $.01 par value:
   authorized - 40,000 shares;
   issues and outstanding -
   June 30 - 16,142 shares;
   September 30 - 15,944 shares                          161          159
 Additional paid-in capital                           23,904       23,828
 Retained earnings                                     5,685        4,495
                                                     -------      -------
     Total shareholders' equity                       29,750       28,482
                                                     -------      -------
Total Liabilities and
  Shareholders' Equity                               $52,569      $49,060
                                                     =======      =======




       See Notes to Unaudited Consolidated Financial Statements.

                         IN HOME HEALTH, INC.
             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
      For the Three and Nine Months Ended June 30, 1995 and 1994
            (Amounts in thousands except per share amounts)

                                     Three Months Ended   Nine Months Ended
                                            June 30             June 30
                                      -----------------    ----------------
                                        1995       1994      1995      1994
                                       ------     ------    ------    ------
Revenue                              $32,239    $30,591   $97,166   $90,538
                                     --------   --------  --------  --------
Operating Expenses:
 Direct costs of revenue
   (primarily payroll
    related costs)                    18,629     17,908    55,364    51,340
 General, administrative
   and selling expenses               12,790     12,086    38,969     36,247
                                     --------   --------  --------  --------
     Total operating expenses         31,419     29,994    94,333    87,587
                                     --------   --------  --------  --------
Income From Operations                   820        597     2,833     2,951
                                     --------   --------  --------  --------
Interest:
 Interest expense                        182        159       640       541
 Interest income                          (8)       --        (17)       (6)
                                     --------   --------  --------  --------
   Net interest expense                  174        159       623       535
                                     --------   --------  --------  --------
Income Before Income Taxes               646        438     2,210     2,416
Income Tax Expense                       299        286     1,020     1,208
                                     --------   --------  --------  --------
   Net Income                        $   347    $   152   $ 1,190   $ 1,208
                                     ========   ========  ========  ========
Net Income Per Common and
  Common Equivalent Share            $   .02    $   .01   $   .07   $   .08
                                     ========   ========  ========  ========
Weighted Average Common
  and Common Equivalent
  Shares Outstanding                  16,422     15,921    16,344    16,011
                                     ========   ========  ========  ========





         See Notes to Unaudited Consolidated Financial Statements.

                          IN HOME HEALTH, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            For the Nine Months Ended June 30, 1995 and 1994
                       (Amounts in thousands)

                                                             1995      1994
                                                            ------    ------
Cash Flows From Operating Activities:
 Net income                                                $1,190    $1,208
 Adjustments:
   Depreciation and amortization                            2,365     2,176
   Accounts receivable                                     (2,057)   (4,225)
   Prepaid expenses and other assets                         (730)     (258)
   Accounts payable                                           165      (404)
   Accrued liabilities                                      2,822       669
   Deferred liabilities                                    (1,766)      717
                                                           -------   -------
     Net cash provided (used)
     by operating activities                                1,989      (117)
                                                           -------   -------
Cash Flows From Investing Activities:
 Acquisition of businesses                                    --       (369)
 Acquisition of property                                     (570)     (943)
 Advances of officers and employees                            39       --
                                                           -------   -------
     Net cash used by investing activities                   (531)   (1,312)
                                                           -------   -------
Cash Flows From Financing Activities:
 Payment of long-term debt                                 (1,496)   (1,814)
 Notes payable to banks                                     1,000     1,000
 Issuance of common stock                                      78       370
                                                           -------   -------
     Net cash used by financing activities                   (418)     (444)
                                                           -------   -------
Cash and Cash Equivalents:
 Net increase (decrease)                                    1,040    (1,873)
 Beginning of period                                          911     3,081
                                                           -------   -------
   End of period                                           $1,951    $1,208
                                                           =======   =======
Supplemental Disclosure of Cash
Flow Information:
 Cash paid during the period for:
   Interest                                                $  636    $  530
                                                           =======   =======
   Income taxes                                            $1,420    $  (21)
                                                           =======   =======
Noncash Investing and Financing Activities:
 Property acquired by capital lease                        $  907    $  583
                                                           =======   =======

         See Notes to Unaudited Consolidated Financial Statements.

                       IN HOME HEALTH, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1995 and the results of operations for the three and nine month and cash flows for the nine month periods ended June 30, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

   Net income per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents result from dilutive stock options and warrants. Any differences in common stock equivalents for primary and fully diluted shares are the results of the quoted market price of the Company's common stock being higher at the end of the period than the average market price during the period. Primary and fully diluted net income per share are the same for all periods presented.

3. MEDICARE COST REIMBURSEMENT

   Approximately 76% of revenue for the nine months ended June 30, 1995 is derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered.
Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are reasonably assured of recovery under the applicable Medicare statutes and regulations. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports, and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue. This process considers applicable statutes and regulations, administrative and judicial decisions, consultation with independent industry experts and legal counsel, disputed costs, and historical knowledge from past Medicare audits. Results of this analysis are extrapolated to other open cost reporting years for all of the Company's operations to determine the gross amount of reimbursement that would be effected. The Company, through this ongoing control and monitoring process, provides a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not reasonably assured of recovery.

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

   The Company has received NPRs challenging $11.6 million of costs as of June 30, 1995. There was an additional $14.4 million of costs at June 30, 1995 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($26 million at June 30, 1995) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare alleges are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, administration and general costs allocated to branch operations, certain corporate expenses, and cost transfers among branch operations. The amount of disputed costs has increased over the last several years as the Company has received the NPRs and has extrapolated that amount of costs that may be challenged to other open cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

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

   The Company, based on its disputed cost analysis process, believes that recovery of $5,860,000 of total disputed costs (including the extrapolated impact) may not be reasonably assured and, accordingly, has established a reserve in that amount as of June 30, 1995. The remaining net amount of disputed costs has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at June 30, 1995 were $22,943,000 including the receivables (net of reserves) for disputed costs of $18,516,000.
In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $15,630,000 have been classified as a non-current asset.

4. SUBSEQUENT EVENTS

   On May 2, 1995, the Company entered into an agreement to form a strategic partnership with Manor Healthcare Corp. ("Manor Healthcare"), a wholly owned subsidiary of Manor Care, Inc., a national health care and international lodging firm. Pursuant to this partnership, Manor Healthcare will purchase up to 6.4 million common shares from the Company for $3.40 in cash per share. The Company will conduct a cash self-tender for 6.4 million of its shares (40% of outstanding) at $3.40 per share. In addition, Manor Care will invest $20 million in the Company in exchange for voting convertible preferred stock. Manor Healthcare will also receive a three year warrant to purchase an additional 6 million shares of common stock at an exercise price of $3.75 per share. This transaction is subject to, among other conditions, the approval of the Company's shareholders and the completion of the self-tender by the Company.

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the consolidated financial statements appearing in Item 1.

RESULTS OF OPERATIONS

   Revenue for the three and nine months ended June 30, 1995 increased by 5% and 7%, respectively, over the same periods in the prior year. The increase is the result of industry growth, the Company's marketing efforts and improved name recognition.

   Direct costs of revenue, as a percentage of revenue, were 58% for the three month period ended June 30, 1995 as compared to 59% for the comparable prior year period. The lower direct costs as a percentage of revenue were a result of changes in net revenue as a result of Medicare reserves. Direct costs of revenue as a percentage of revenue were 57% for the nine month periods ended June 30, 1995 and 1994. Direct costs of revenue, as a percentage of revenue before the Medicare reserves, were 57% for the three months ended June 30, 1995 and 1994 and 56% for the nine months ended June 30, 1995 and 1994.

   Changes in net revenue as a result of Medicare reserve adjustments have resulted in an increase in gross profit for the three months ended June 30, 1995 to 42% as compared to 41% for the comparable prior year period. The gross profit percentage of 43% for the nine months ended June 30, 1995 was unchanged from the comparable prior year period. Gross profit as a percentage of revenue before the Medicare reserves were 43% for the three months ended June 30, 1995 and 1994 and 44% for the nine months ended June 30, 1995 and 1994.

   General, administrative and selling expenses, as a percentage of revenue, remained unchanged at 40% for the three and nine months ended June 30, 1995 and 1994.



   For the nine months ended June 30, 1995 and 1994, respectively, the Company has recorded income tax expense at 46% and 50% of income before income taxes.

   Net income for the three months and nine months ended June 30, 1995 was $347,000 and $1,190,000 compared to $152,000 and
$1,208,000 in the same periods during the previous year. The change in net income for the three months ended June 30, 1995 was principally due to the change in the Medicare revenue reserves.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and cash equivalents increased $1,040,000 to $1,951,000 at June 30, 1995. Accounts receivable classified as current decreased from $16,503,000 at September 30, 1994 to $12,909,000 at June 30, 1995. This change relates to disputes concerning payment for services to Medicare beneficiaries. Approximately 76% of revenue for the nine months ended June 30, 1995 is derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services.
Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are reasonably assured of recovery under the applicable Medicare statutes and regulations. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports, and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue. This process considers applicable statutes and regulations, administrative and judicial decisions, consultation with independent industry experts and legal counsel, disputed costs, and historical knowledge from past Medicare audits. Results of this analysis are extrapolated to other open cost reporting years for all of the Company's operations to determine the gross amount of reimbursement that would be effected. The Company, through this ongoing control and monitoring process, provides a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not reasonably assured of recovery.


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

   The Company has received NPRs challenging $11.6 million of costs as of June 30, 1995. There was an additional $14.4 million of costs at June 30, 1995 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($26 million at June 30, 1995) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare alleges are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, administration and general costs allocated to branch operations, certain corporate expenses, and cost transfers among branch operations. The amount of disputed costs has increased over the last several years as the Company has received the NPRs and has extrapolated that amount of costs that may be challenged to other open cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.




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

   The Company, based on its disputed cost analysis process, believes that recovery of $5,860,000 of total disputed costs (including the extrapolated impact) may not be reasonably assured and, accordingly, has established a reserve in that amount as of June 30, 1995. The remaining net amount of disputed costs has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at June 30, 1995 were $22,943,000 including the receivables (net of reserves) for disputed costs of $18,516,000. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $15,630,000 have been classified as a non-current asset.

   Operating activities provided $1,989,000 in cash for the nine month period ended June 30, 1995, compared to using $117,000 during the comparable prior year period. Accounts receivable have grown by a lesser amount due to less revenue growth during the current year. The average age of accounts receivable was essentially unchanged from September 30, 1994.

   Investing activities used $531,000 in cash for the nine month period ended June 30, 1995 compared to $1,312,000 during the comparable prior year period. Investing activities consist primarily of property purchases for branch operations. Investing activities for the nine month period ending June 30, 1994 consist primarily of property purchases and two business acquisitions.

   Financing activities used $418,000 in cash during the nine month period ended June 30, 1995 compared to $444,000 during the comparable prior year period. Financing activities consist of borrowings of $1,000,000 under the bank line of credit agreement, which was offset by payment of long-term debt.

   The Company has a line of credit with a commercial bank that will expire in December 1995. Under the credit line, the Company may borrow or obtain letters of credit, all of which in the aggregate may not exceed the lesser of $7.5 million or a borrowing base (which was $6,575,000 at June 30, 1995) that consists of 80% of eligible accounts receivable. Substantially all the Company's receivables and general intangible assets are pledged to secure the credit line. As of June 30, 1995 the Company had $1,000,000 in borrowings and had utilized $4,390,000 of the credit facility as the basis for a letter of credit. The interest rate on the line of credit is prime plus .75% (9.5% at August 4, 1995). The credit agreement obligates the Company to, among other things, maintain certain financial ratios and limits the payment of dividends. As of June 30, 1995, the Company was not in compliance with a covenant of the credit agreement, but has obtained a waiver of this non-compliance. The bank has advised the Company that it does not intend to renew the line of credit agreement beyond the expiration date. The bank has also advised the Company that the letter of credit must be replaced by December 15, 1995 or the bank will draw upon the line of credit to fund a collateral account to accommodate any cash requirements of the letter of credit. The Company is currently considering possible alternative sources of financing, which may include establishment of a line of credit with a new lender or other financing of certain accounts receivable and fixed assets.

   Because of the pending Medicare disputes and their effect on liquidity, the Company has significantly reduced its efforts to expand its business. This posture is expected to continue until new capital is found and/or a significant portion of the Medicare cost disputes are resolved, and it is uncertain when either of these will occur. The Company continues to lease the majority of its capital additions (primarily office furniture and equipment). Currently the Company has no other material commitments which will require a significant use of cash.

   On May 2, 1995, the Company entered into an agreement to form a strategic partnership with Manor Healthcare Corp. ("Manor Healthcare"), a wholly owned subsidiary of Manor Care, Inc., a national health care and international lodging firm. Pursuant to this partnership, Manor Healthcare will purchase up to 6.4 million common shares from the Company for $3.40 in cash per share. The Company will conduct a cash self-tender for 6.4 million of its shares (40% of outstanding) at $3.40 per share. In addition, Manor Care will invest $20 million in the Company in exchange for voting convertible preferred stock. Manor Healthcare will also receive a three year warrant to purchase an additional 6 million shares of common stock at an exercise price of $3.75 per share. Pursuant to this agreement, the Company anticipates receiving net cash proceeds of $18 million. These proceeds will be available to the Company for general corporate purposes. The Company anticipates that it will principally use the proceeds to invest in the expansion of Company operations into the eight geographic areas where Manor Healthcare is present and the Company is not and to finance the Company's continued operations.

                   PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS - None.

ITEM 2.      CHANGE IN SECURITIES - None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
             None.

ITEM 5.      OTHER INFORMATION - None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  (11)   Computation of Per Share Earnings

             (b)  Reports on Form 8-K

                  (1)    Securities Purchase and Sale Agreement
                         between In Home Health, Inc. and Manor
                         Healthcare Corp. dated May 2, 1995.
                         Filed on May 4, 1995.
/TABLE

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           In Home Health, Inc.
                                                 Registrant




Date:  August 11, 1995                     /s/Judy M. Figge
                                              Judy M. Figge
                                                President
                                          Chief Executive Officer





Date: August 11, 1995                     /s/Kenneth J. Figge
                                             Kenneth J. Figge
                                         Executive Vice President
                                         Chief Financial Officer

                                                        EXHIBIT (11)

                        IN HOME HEALTH, INC.
                 COMPUTATION OF PER SHARE EARNINGS
     For the Three and Nine Months Ended June 30, 1995 and 1994
          (Amounts in thousands except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                             June 30              June 30
                                        ----------------      ---------------
                                          1995      1994       1995      1994
                                         -----     -----      -----     -----
Primary:
Net Income                             $   347   $   152    $ 1,190   $ 1,208
                                       =======   =======    =======    ======
Shares:
 Weighted average number of
   shares outstanding during
   the period                           16,120    15,611     16,020    15,561
 Shares issuable in connection
   with stock options and
   warrants less shares
   assumed purchased from
   proceeds                                281       310        240       450
                                       -------   -------    -------   -------
Total shares                            16,401    15,921     16,260    16,011
                                       =======   =======     ======   =======
Net income per share                   $   .02   $   .01    $   .07   $   .08
                                       =======   =======    =======   =======

Assuming Full Dilution:

Net Income                             $   347   $   152    $ 1,190   $ 1,208
                                       =======   =======    =======   =======
Shares:
 Weighted average number of
   shares outstanding during
   the period                           16,120    15,611     16,020    15,561
 Shares issuable in connection
   with stock options and
   warrants less shares
   assumed purchase from
   proceeds                                302       310        324       450
                                       -------   -------    -------   -------
Total shares                            16,422    15,921     16,344    16,011
                                       =======   =======    =======   =======
Net income per share                   $   .02   $   .01    $   .07   $   .08
                                       =======   =======    =======   =======