Form 10-Q/A
period 1994-12-31
IN HOME HEALTH INC /MN/
filed 1995-09-07
CIK 818645

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                          AMENDMENT NO. 2 TO FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTERLY PERIOD ENDED:                    COMMISSION FILE NUMBER:
         DECEMBER 31, 1994                                 0-17490

                            ------------------------

                              IN HOME HEALTH, INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-1458213
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

     CARLSON CENTER, SUITE 500
       601 LAKESHORE PARKWAY
       MINNETONKA, MINNESOTA                             55305-5214
       (Address of principal                             (Zip Code)
        executive offices)

       (Registrant's telephone number, including area code) 612-449-7500

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ (1) No ____

    As of January 31, 1995, the number of shares outstanding of the registrant's common stock, $.01 par value was 15,963,819 shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              IN HOME HEALTH, INC.
                                     INDEX

                                                                                                          PAGE NO.
                                                                                                         -----------
PART I.        FINANCIAL INFORMATION
  ITEM 1.      FINANCIAL STATEMENTS
               Consolidated Balance Sheets -- December 31, 1994 and September 30, 1994.................         2-3
               Consolidated Statements of Income -- For the three months ended December 31, 1994 and
                1993...................................................................................           4
               Consolidated Statements of Cash Flows -- For the three months ended December 31, 1994
                and 1993...............................................................................           5
               Notes to Unaudited Consolidated Financial Statements....................................         6-8
  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS.............................................................................        9-12

ITEM 1.  "ITEM 1" IS HEREBY AMENDED TO READ AS FOLLOWS:

                              IN HOME HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                     ASSETS

                                                                      DEC. 31,     SEPT. 30,
                                                                        1994         1994
                                                                     -----------  -----------
                                                                     (UNAUDITED)
Current Assets:
  Cash and cash equivalents........................................   $     718    $     911
  Accounts receivable, net.........................................      20,471       20,318
  Prepaid income tax...............................................      --              459
  Deferred income tax..............................................         800          800
  Prepaid expenses and other current assets........................       1,563        1,438
                                                                     -----------  -----------
      Total current assets.........................................      23,552       23,926
                                                                     -----------  -----------
Property:
  Furniture and equipment..........................................       9,431        9,007
  Computer equipment...............................................       7,263        7,057
  Leasehold improvements...........................................         687          654
                                                                     -----------  -----------
    Total..........................................................      17,381       16,718
  Accumulated depreciation.........................................      (5,613)      (4,993)
                                                                     -----------  -----------
      Property -- net..............................................      11,768       11,725
                                                                     -----------  -----------
Other Assets:
  Accounts receivable..............................................      14,603       13,830
  Goodwill, net....................................................       5,867        5,906
  Covenants not to compete, net....................................          50          128
  Deposits.........................................................         572          559
  Other assets.....................................................         583          652
                                                                     -----------  -----------
      Total other assets...........................................      21,675       21,075
                                                                     -----------  -----------
Total Assets.......................................................   $  56,995    $  56,726
                                                                     -----------  -----------
                                                                     -----------  -----------

           See Notes to Unaudited Consolidated Financial Statements.

                              IN HOME HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  LIABILITIES

                                                                      DEC. 31,     SEPT. 30,
                                                                        1994         1994
                                                                     -----------  -----------
                                                                     (UNAUDITED)

Current Liabilities:
  Current maturities of long-term debt.............................   $   2,360    $   2,286
  Accounts payable.................................................       3,717        3,821
  Accrued liabilities:
    Third party....................................................       6,893        7,666
    Compensation...................................................       4,036        3,486
    Income taxes...................................................         510       --
    Insurance......................................................       3,336        2,960
    Other..........................................................         504          488
                                                                     -----------  -----------
      Total current liabilities....................................      21,356       20,707
                                                                     -----------  -----------
Long-Term Debt.....................................................       3,128        3,304
Deferred Revenue...................................................       1,632        1,632
Deferred Rent Payable..............................................         514          516
Deferred Income Tax................................................       1,455        2,085
Commitments and Contingencies......................................      --           --
Shareholders' Equity:
  Preferred stock -- authorized 1,000 shares.......................      --           --
  Common stock -- $.01 par value: authorized -- 40,000 shares;
   issued and outstanding -- December 31 -- 15,964 shares;
   September 30 -- 15,944 shares...................................         160          159
  Additional paid-in capital.......................................      23,833       23,828
  Retained earnings................................................       4,917        4,495
                                                                     -----------  -----------
      Total shareholders' equity...................................      28,910       28,482
                                                                     -----------  -----------
Total Liabilities and Shareholders' Equity.........................   $  56,995    $  56,726
                                                                     -----------  -----------
                                                                     -----------  -----------

           See Notes to Unaudited Consolidated Financial Statements.

                              IN HOME HEALTH, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993

                                                                                               1994       1993
                                                                                             ---------  ---------
                                                                                                 (AMOUNTS IN
                                                                                             THOUSANDS EXCEPT PER
                                                                                                SHARE AMOUNTS)
Revenue (Net of Medicare Reserves of $281, $131 for 1994 and 1993 respectively)............  $  32,334  $  29,780
                                                                                             ---------  ---------
Operating Expenses:
  Direct costs of revenue (primarily payroll related costs)................................     18,210     16,342
  General, administrative and selling expenses.............................................     13,129     12,063
                                                                                             ---------  ---------
    Total operating expenses...............................................................     31,339     28,405
                                                                                             ---------  ---------
Income from Operations.....................................................................        995      1,375
                                                                                             ---------  ---------
Interest:
  Interest expense.........................................................................        213        203
  Interest income..........................................................................     --             (6)
                                                                                             ---------  ---------
    Net interest expense...................................................................        213        197
                                                                                             ---------  ---------
Income Before Income Taxes.................................................................        782      1,178
Income Tax Expense.........................................................................        360        532
                                                                                             ---------  ---------
Net Income.................................................................................  $     422  $     646
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Net Income Per Common and Common Equivalent Share:
  Primary..................................................................................  $     .03  $     .04
                                                                                             ---------  ---------
                                                                                             ---------  ---------
  Fully Diluted............................................................................  $     .03  $     .04
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Weighted Average Common and Common Equivalent Shares Outstanding:
  Primary..................................................................................     16,149     16,052
                                                                                             ---------  ---------
                                                                                             ---------  ---------
  Fully Diluted............................................................................     16,149     16,052
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                              IN HOME HEALTH, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993

                                                                                                1994       1993
                                                                                              ---------  ---------
                                                                                                  (AMOUNTS IN
                                                                                                   THOUSANDS)
Cash Flows from Operating Activities:
  Net income................................................................................  $     422  $     646
  Adjustments:
    Depreciation and amortization...........................................................        810        680
    Accounts receivable.....................................................................       (926)    (4,203)
    Prepaid expenses and other assets.......................................................       (146)      (101)
    Accounts payable........................................................................       (104)      (949)
    Accrued liabilities.....................................................................      1,138        198
    Deferred liabilities....................................................................       (632)        (8)
                                                                                              ---------  ---------
      Net cash provided (used) by operating activities......................................        562     (3,737)
                                                                                              ---------  ---------
Cash Flows from Investing Activities:
  Acquisition of property...................................................................       (235)      (366)
  Advances to officers and employees........................................................         17        (53)
                                                                                              ---------  ---------
      Net cash used by investing activities.................................................       (218)      (419)
                                                                                              ---------  ---------
Cash Flows from Financing Activities:
  Payment of long term debt.................................................................       (543)      (606)
  Notes payable to banks....................................................................     --          2,500
  Issuance of common stock..................................................................          6         17
                                                                                              ---------  ---------
      Net cash provided (used) by financing activities......................................       (537)     1,911
                                                                                              ---------  ---------
Cash and Cash Equivalents:
  Net decrease..............................................................................       (193)    (2,245)
  Beginning of period.......................................................................        911      3,081
                                                                                              ---------  ---------
      End of period.........................................................................  $     718  $     836
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest................................................................................  $     226  $     201
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Income taxes............................................................................  $      21  $      29
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Noncash Investing and Financing Activities:
  Property acquired by capital lease........................................................  $     441  $     345
                                                                                              ---------  ---------
                                                                                              ---------  ---------

           See Notes to Unaudited Consolidated Financial Statements.

                              IN HOME HEALTH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS
    In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of December 31, 1994 and the results of operations and its cash flows for the three month periods ended December 31, 1994 and 1993. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

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

3.  MEDICARE COST REIMBURSEMENT
    Approximately 75% of revenue for the three months ended December 31, 1994 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

        - Applicable statutes and regulations, such as those contained in the Title XVIII of the Social Security Act, particularly Sec. 1861 (V) (1) (A) "Reasonable Cost" and 42 C.F.R. 413.9 "Cost Related to Patient Care", Health Care Financing Administration
          (HCFA) Publication 11 "Home Health Agency Manual", applicable sections of HCFA Publication 15-1 "Provider Reimbursement Manual" and intermediary letters and program memoranda issued by HCFA.

        - Administrative decisions and rulings on related issues by the Provider Reimbursement Review Board and Administrative Law Judges.

        - Judicial decisions from Federal District Courts on relevant cases.

        - Consultation with independent industry experts such as Medicare Cost Reimbursement Consultants.

        - Opinions of outside legal counsel who specialize in dealing with Medicare reimbursement issues.

        - Historical knowledge gained internally from past Medicare audits.

                              IN HOME HEALTH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  MEDICARE COST REIMBURSEMENT (CONTINUED)
        - Meetings and other communication with Medicare Intermediaries, Blue Cross Association and HCFA.

    This detailed analysis process is updated on a quarterly basis, taking into account any new information (such as decisions relating to the Company's disputed costs, and administrative and judicial decisions relating to similar issues) that may affect the determination of the net realizable value of accounts receivable or of liabilities to repay amounts received for disputed costs. Results of this detailed analysis process are extrapolated to other unaudited cost reporting years for all of the Company's operations, including operations that have not yet been audited by Medicare, to estimate the gross amount of reimbursement that would be affected. The Company, through this ongoing control and monitoring process, provides a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not probable of recovery. This reserve is reported as a reduction of accounts receivable for disputed costs for which the Company may not ultimately receive payment. The Company has also reported as a liability disputed costs for which it has received payment, which may have to be returned to Medicare. Accordingly, the Company believes that its accounts receivable are stated at net realizable value, and that it has recorded all probable liabilities for repayment of disputed costs.

    Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, on interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen at the time services were rendered and revenue recorded. These positions taken by Medicare auditors are usually determined from Medicare's Notice of Program Reimbursement ("NPR") which typically are not received until two to three years after the services are rendered. In those situations where the Company decides to not challenge an NPR finding, any revenue relating to these costs, as well as the extrapolated impact, if any, on other open costs reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. The results of all NPRs are included in the analysis process in calculating net Medicare revenue as described above.

    The Company has received NPRs challenging $11.5 million of costs as of December 31, 1994. There was an additional $10.8 million of costs at December 31, 1994 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($22.3 million at December 31, 1994) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non- reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through

                              IN HOME HEALTH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  MEDICARE COST REIMBURSEMENT (CONTINUED)
administrative and legal channels. The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 62% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether their level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits related to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues.

    The Company, based on its analysis process, believes that recovery of $5,242,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of December 31, 1994. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at December 31, 1994 were $28,916,000, including the receivables (net of reserves) for disputed costs of $17,068,000. As of December 31, 1994 the Company had received $6,893,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities -- Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $14,603,000 as of December 31, 1994 have been classified as a non-current asset.
- --------------------------------------------------------------------------------

    The balance of the Liquidity Subsection will not change.

ITEM 2.  "ITEM 2" IS HEREBY AMENDED TO READ AS FOLLOWS:

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

RESULTS OF OPERATIONS

    Revenue for the three months ended December 31, 1994, increased by 9% over the same period in the prior year. The increase is the result of industry growth, the Company's marketing efforts and improved name recognition.

    Direct costs of revenue, as a percentage of sales, were 56% for the three months ended December 31, 1994 as compared to 55% for the comparable prior year period. The change was due to increased volume which resulted in a larger increase in direct costs relative to the increase in general, administrative and selling expense. Direct costs, as a percentage of revenue before the Medicare reserves, were 56% and 55% for the three month periods ended December 31, 1994 and 1993, respectively.

    With the growth in the Companys operations, revenues and direct costs of revenues have grown at a greater pace than general, administrative and selling expenses. The disproportionate increases in these elements, combined with the greater increase in direct costs of revenue in relation to the increase in revenue, resulted in a decrease in gross profit for the three months ended December 31, 1994 to 44% as compared to 45% the comparable prior year period. Gross profit, as a percentage of revenue before the Medicare reserves, was 44% and 45% for the three months ended December 31, 1994 and 1993, respectively.

    Management's plans to address the decline in operating profit include increasing the volume of the more profitable Extended Hours Division through increased marketing and contracting efforts. In addition, the Company will pursue an increase in its more profitable infusion products revenue.

    General administrative and selling expenses, as a percent of revenue, remained unchanged at 41% for the three months ended December 31, 1994 and 1993.

    For the three months ended December 31, 1994 and 1993, respectively, the Company has recorded income tax expense at 46% and 45% of income before income taxes. The increase in the effective tax rate is the result of higher non-deductible expenses.

    Net income for the three month period ended December 31, 1994 was $422,000 compared to $646,000 in the same period during the previous year. This change was principally due to the increase in the Medicare revenue reserves combined with costs exceeding reimbursement ceilings in three of the new markets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased $193,000 to $718,000 at December 31, 1994. Accounts receivable classified as current increased from $20,318,000 at September 30, 1994 to $20,471,000 at December 31, 1994. Both of
the changes relate to disputes concerning payment for services to Medicare beneficiaries. Approximately 75% of revenue for the three months ended December 31, 1994 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

        - Applicable statutes and regulations, such as those contained in the Title XVIII of the Social Security Act, particularly Sec. 1861 (V) (1) (A) "Reasonable Cost" and 42 C.F.R. 413.9 "Cost Related to Patient Care", Health Care Financing Administration
          (HCFA) Publication 11 "Home Health Agency Manual", applicable sections of HCFA Publication 15-1 "Provider Reimbursement Manual" and intermediary letters and program memoranda issued by HCFA.

        - Administrative decisions and rulings on related issues by the Provider Reimbursement Review Board and Administrative Law Judges.

        - Judicial decisions from Federal District Courts on relevant cases.

        - Consultation with independent industry experts such as Medicare Cost Reimbursement Consultants.

        - Opinions of outside legal counsel who specialize in dealing with Medicare reimbursement issues.

        - Historical knowledge gained internally from past Medicare audits.

        - Meetings and other communication with Medicare Intermediaries, Blue Cross Association and HCFA.

    This detailed analysis process is updated on a quarterly basis, taking into account any new information (such as decisions relating to the Company's disputed costs, and administrative and judicial decisions relating to similar issues) that may affect the determination of the net realizable value of accounts receivable or of liabilities to repay amounts received for disputed costs. Results of this detailed analysis process are extrapolated to other unaudited cost reporting years for all of the Company's operations, including operations that have not yet been audited by Medicare, to estimate the gross amount of reimbursement that would be affected. The Company, through this ongoing control and monitoring process, provides a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not probable of recovery. This reserve is reported as a reduction of accounts receivable for disputed costs for which the Company may not ultimately receive payment. The Company has also reported as a liability disputed costs for which it has received payment, which may have to be returned to Medicare. Accordingly, the Company believes that its accounts receivable are stated at net realizable value, and that it has recorded all probable liabilities for repayment of disputed costs.

    Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, on interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen at the time services were rendered and revenue recorded. These positions taken by Medicare auditors are usually determined from Medicare's Notice of Program Reimbursement ("NPR") which typically are not received until two to three years after the services are rendered. In those situations where the Company decides to not challenge an NPR finding, any revenue relating to these costs, as well as the extrapolated impact, if any, on other open costs reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. The results of all NPRs are included in the analysis process in calculating net Medicare revenue as described above.

    The Company has received NPRs challenging $11.5 million of costs as of December 31, 1994. There was an additional $10.8 million of costs at December 31, 1994 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($22.3 million at December 31, 1994) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non- reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels. The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 62% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether their level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed.
Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits related to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues.

    The Company, based on its analysis process, believes that recovery of $5,242,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of December 31, 1994. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at December 31, 1994 were $28,916,000, including the receivables (net of reserves) for disputed costs of $17,068,000. As of December 31, 1994 the Company had received $6,893,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities -- Third Party. The Company believes it is probable that it  has not incurred any other liability to repay disputed costs. In view of the
expectation  that  resolution  of  the   disputed  costs  will  not  likely   be
accomplished   within  the  next  twelve  months,  related  net  receivables  of
$14,603,000 as of December 31, 1994 have been classified as a non-current asset.
- --------------------------------------------------------------------------------

    The balance of the Liquidity Subsection will not change.

    Operating activities provided $562,000 in cash for the period ended December 31, 1994, compared to using $3,737,000 during the comparable prior year quarter. The average age of accounts receivable was essentially unchanged from September 30, 1994.

    Investing activities used $218,000 in cash for the period ended December 31, 1994 compared to $419,000 during the comparable prior year quarter. Investing activities consist primarily of property purchases for branch operations.

    Financing activities used $537,000 in cash during the period ended December 31, 1994 principally to make scheduled payments of long-term debt. Financing activities provided $1,911,000 in cash during the period ended December 31, 1993 due to borrowing of $2,500,000 under the bank line of credit agreement, which was offset in part by payment of long-term debt.

    The Company has a line of credit with a commercial bank that will expire in December 1995. Under the credit line, the Company may borrow or obtain letters of credit, all of which in the aggregate may not exceed the lesser of $7.5 million or a borrowing base (which was $8,314,000 at December 31, 1994) that consists of 80% of eligible accounts receivable. Substantially all the Company's receivables and general intangible assets are pledged to secure the credit line. As of December 31, 1994 the Company had no outstanding borrowings and had utilized $4,130,000 of the credit facility as the basis for a letter of credit. The interest rate on the line of credit is prime plus .75% (9.5% at August 4, 1995). The credit agreement obligates the Company to, among other things, maintain certain financial ratios and limits the payment of dividends. As of December 31, 1994, the Company was not in compliance with a covenant of the credit agreement, but has obtained a waiver of this non-compliance. The bank has advised the Company that it does not intend to renew the line of credit agreement beyond the expiration date. The bank has also advised the Company that the letter of credit must be replaced by December 15, 1995 or the bank will draw upon the line of credit to fund a collateral account to accommodate any cash requirements of the letter of credit. The Company is currently considering possible alternative sources of financing, which may include establishment of a line of credit with a new lender or other financing of certain accounts receivable and fixed assets.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-Q/A to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IN HOME HEALTH, INC.
                            ---------------------------------------------
                                              Registrant

Date: September 6, 1995                   /s/ JUDY M. FIGGE
                            ---------------------------------------------
                                            Judy M. Figge
                                              PRESIDENT
                                       CHIEF EXECUTIVE OFFICER

Date: September 6, 1995                  /s/ KENNETH J. FIGGE
                            ---------------------------------------------
                                           Kenneth J. Figge
                                       EXECUTIVE VICE PRESIDENT
                                       CHIEF FINANCIAL OFFICER