Form 10-Q/A
period 1995-03-31
IN HOME HEALTH INC /MN/
filed 1995-09-07
CIK 818645

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                          AMENDMENT NO. 2 TO FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTERLY PERIOD ENDED:                    COMMISSION FILE NUMBER:
          MARCH 31, 1995                                   0-17490

                            ------------------------

                              IN HOME HEALTH, INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-1458213
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

       601 LAKESHORE PARKWAY
             SUITE 500
       MINNETONKA, MINNESOTA                             55305-5214
       (Address of principal                             (Zip Code)
        executive offices)

       (Registrant's telephone number, including area code) 612-449-7500

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ (1) No ____

    As of April 24, 1995, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,073,819 shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                                                          PAGE NO.
                                                                                                         -----------
PART I.        FINANCIAL INFORMATION
  ITEM 1.      FINANCIAL STATEMENTS
               Consolidated Balance Sheets -- March 31, 1995 and September 30, 1994....................         2-3
               Consolidated Statements of Income -- For the three and six months ended March 31, 1995
                and 1994...............................................................................           4
               Consolidated Statements of Cash Flows -- For the six months ended March 31, 1995 and
                1994...................................................................................           5
               Notes to Consolidated Financial Statements..............................................         6-8
  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS.............................................................................        9-12

ITEM 1:  "ITEM 1" IS HEREBY AMENDED TO READ AS FOLLOWS:

                              IN HOME HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                     ASSETS

                                                                       MARCH 31,    SEPTEMBER
                                                                         1995       30, 1994
                                                                      -----------  -----------
                                                                      (UNAUDITED)
Current Assets:
  Cash and cash equivalents.........................................   $   1,865    $     911
  Accounts receivable, net..........................................      18,871       20,318
  Prepaid income tax................................................      --              459
  Deferred income tax...............................................       1,449          800
  Prepaid expenses and other current assets.........................       1,578        1,438
                                                                      -----------  -----------
    Total current assets............................................      23,763       23,926
                                                                      -----------  -----------
Property:
  Furniture and equipment...........................................       9,733        9,007
  Computer equipment................................................       7,414        7,057
  Leasehold improvements............................................         703          654
                                                                      -----------  -----------
    Total...........................................................      17,850       16,718
  Accumulated depreciation..........................................      (6,230)      (4,993)
                                                                      -----------  -----------
    Property -- net.................................................      11,620       11,725
                                                                      -----------  -----------
Other Assets:
  Accounts receivable...............................................      15,841       13,830
  Goodwill, net.....................................................       5,827        5,906
  Covenants not to compete, net.....................................          18          128
  Deposits..........................................................         578          559
  Other assets......................................................         560          652
                                                                      -----------  -----------
    Total other assets..............................................      22,824       21,075
                                                                      -----------  -----------
Total Assets........................................................   $  58,207    $  56,726
                                                                      -----------  -----------
                                                                      -----------  -----------

           See Notes to Unaudited Consolidated Financial Statements.

                              IN HOME HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  LIABILITIES

                                                                       MARCH 31,    SEPTEMBER
                                                                         1995       30, 1994
                                                                      -----------  -----------
                                                                      (UNAUDITED)
Current Liabilities:
  Current maturities of long-term debt..............................   $   2,599    $   2,286
  Accounts payable..................................................       3,939        3,821
  Accrued liabilities:
    Third party.....................................................       6,945        7,666
    Compensation....................................................       4,158        3,486
    Income taxes....................................................         519       --
    Insurance.......................................................       3,764        2,960
    Other...........................................................         541          488
                                                                      -----------  -----------
      Total current liabilities.....................................      22,465       20,707
                                                                      -----------  -----------
Long-Term Debt......................................................       2,719        3,304
Deferred Revenue....................................................       1,455        1,632
Deferred Rent Payable...............................................         502          516
Deferred Income Tax.................................................       1,706        2,085
Commitments and Contingencies.......................................      --           --
Shareholders' Equity:
  Preferred stock -- authorized 1,000 shares........................      --           --
  Common stock -- $.01 par value: authorized -- 40,000 shares;
   issued and outstanding -- March 31 -- 16,034 shares; September 30
   -- 15,944 shares.................................................         160          159
  Additional paid-in capital........................................      23,862       23,828
  Retained earnings.................................................       5,338        4,495
                                                                      -----------  -----------
      Total shareholders' equity....................................      29,360       28,482
                                                                      -----------  -----------
Total Liabilities and Shareholders' Equity..........................   $  58,207    $  56,726
                                                                      -----------  -----------
                                                                      -----------  -----------

           See Notes to Unaudited Consolidated Financial Statements.

                              IN HOME HEALTH, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           MARCH 31              MARCH 31
                                                                     --------------------  --------------------
                                                                       1995       1994       1995       1994
                                                                     ---------  ---------  ---------  ---------
                                                                               (AMOUNTS IN THOUSANDS
                                                                             EXCEPT PER SHARE AMOUNTS)
Revenue (net of Medicare reserves of $290, $317, $571 and $448 for the respective periods)...........................................  $  32,593  $  30,167  $  64,927  $  59,947
                                                                     ---------  ---------  ---------  ---------
Operating Expenses:
  Direct costs of revenue (primarily payroll related costs)........     18,525     17,090     36,735     33,432
  General, administrative and selling expenses.....................     13,050     12,098     26,179     24,161
                                                                     ---------  ---------  ---------  ---------
    Total operating expenses.......................................     31,575     29,188     62,914     57,593
                                                                     ---------  ---------  ---------  ---------
Income from Operations.............................................      1,018        979      2,013      2,354
                                                                     ---------  ---------  ---------  ---------
Interest:
  Interest expense.................................................        245        179        458        382
  Interest income..................................................         (9)    --             (9)        (6)
                                                                     ---------  ---------  ---------  ---------
    Net interest expense...........................................        236        179        449        376
                                                                     ---------  ---------  ---------  ---------
Income Before Income Taxes.........................................        782        800      1,564      1,978
Income Tax Expense.................................................        361        390        721        922
                                                                     ---------  ---------  ---------  ---------
Net Income.........................................................  $     421  $     410  $     843  $   1,056
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Net Income Per Common and Common Equivalent Share:
  Primary..........................................................  $     .03  $     .03  $     .05  $     .07
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
  Fully Diluted....................................................  $     .03  $     .03  $     .05  $     .07
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Weighted Average Common and Common Equivalent Shares Outstanding:
  Primary..........................................................     16,248     16,048     16,205     16,053
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
  Fully Diluted....................................................     16,298     16,048     16,245     16,053
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

           See Notes to Unaudited Consolidated Financial Statements.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                                                1995       1994
                                                                                              ---------  ---------
                                                                                                  (AMOUNTS IN
                                                                                                   THOUSANDS)
Cash Flows from Operating Activities:
  Net Income................................................................................  $     843  $   1,056
                                                                                              ---------  ---------
  Adjustments:
    Depreciation and amortization...........................................................      1,507      1,466
    Accounts receivable.....................................................................       (564)    (3,372)
    Prepaid expenses and other assets.......................................................       (155)      (366)
    Accounts payable........................................................................        118       (706)
    Accrued liabilities.....................................................................      1,786        152
    Deferred liabilities....................................................................     (1,219)       306
                                                                                              ---------  ---------
      Net cash provided (used) by operating activities......................................      2,316     (1,464)
                                                                                              ---------  ---------
Cash Flows from Investing Activities:
  Acquisition of business...................................................................     --            (69)
  Acquisition of property...................................................................       (382)      (650)
  Advances of officers and employees........................................................         26     --
                                                                                              ---------  ---------
      Net cash used by investing activities.................................................       (356)      (719)
                                                                                              ---------  ---------
Cash Flows from Financing Activities:
  Payment of long-term debt.................................................................     (1,041)    (1,075)
  Notes payable to banks....................................................................     --          2,000
  Issuance of common stock..................................................................         35        273
                                                                                              ---------  ---------
      Net cash provided (used) by financing activities......................................     (1,006)     1,198
                                                                                              ---------  ---------
Cash and Cash Equivalents:
  Net increase (decrease)...................................................................        954       (985)
  Beginning of period.......................................................................        911      3,081
                                                                                              ---------  ---------
  End of period.............................................................................  $   1,865  $   2,096
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest................................................................................  $     458  $     377
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Income taxes............................................................................  $     771  $   1,258
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Noncash Investing and Financing Activities:
  Property acquired by capital lease........................................................  $     769  $     447
                                                                                              ---------  ---------
                                                                                              ---------  ---------

           See Notes to Unaudited Consolidated Financial Statements.

                              IN HOME HEALTH, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS
    In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1995 and the results of operations for the three and six months and cash flows for the six month periods ended March 31, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

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

3.  MEDICARE COST REIMBURSEMENT
    Approximately 76% of revenue for the six months ended March 31, 1995 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

                              IN HOME HEALTH, INC.

3.  MEDICARE COST REIMBURSEMENT (CONTINUED)
        - Historical knowledge gained internally from past Medicare audits.

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

    The Company has received NPRs challenging $11.8 million of costs as of March 31, 1995. There was an additional $12.1 million of costs at March 31, 1995 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($23.9 million at March 31, 1995) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

                              IN HOME HEALTH, INC.

3.  MEDICARE COST REIMBURSEMENT (CONTINUED)
    The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels. The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 62% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether their level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed.
Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits related to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues.

    The Company, based on its analysis process, believes that recovery of $5,532,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of March 31, 1995. The total reserve, as a percentage of total disputed costs, has decreased from 23.4% at September 30, 1994 to 23.2% at March 31, 1995. This decrease is the result of the Company resolving or changing its practices on certain of the historical issues in dispute that had a low probability of recovery, and therefore, high reserve levels relative to the related disputed costs, so that no additional reserves on these issues were required. In addition, more recent issues adding to the disputed costs have a high probability of recovery in the Company's judgement and therefore, require minimal additions to the reserves. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at March 31, 1995 were $28,671,000, including the receivables (net of reserves) for disputed costs of $18,403,000. As of March 31, 1995, the Company had received $6,945,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities -- Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $15,841,000 as of March 31, 1995 have been classified as a non-current asset.

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

RESULTS OF OPERATIONS

    Revenue for the three and six months ended March 31, 1995 increased by 8% over the same periods in the prior year. The increase is the result of industry growth, the Company's marketing efforts and improved name recognition.

    Direct costs of revenue, as a percentage of sales, were 57% for the three and six month periods ended March 31, 1995 as compared to 57% and 56%, respectively, for the comparable prior year periods. The change was due to increased volume which resulted in a larger increase in direct costs relative to the increase in general, administrative and selling expense. Direct costs, as a percentage of revenue before the Medicare reserves, were 56% for the three months ended March 31, 1995 and 1994 and 56% and 55% for the six months ended March 31, 1995 and 1994, respectively.

    With the growth in the Company's operations, revenues and direct costs of revenues have grown at a greater pace than general, administrative and selling expenses. The disproportionate increases in these elements, combined with the greater increase in direct costs of revenue in relation to the increase in revenue, resulted in a decrease in gross profit for the six months ended March 31, 1995 to 43% as compared to 44% for the comparable prior year period. The gross profit percentage for the three months ended March 31, 1995 was unchanged from the comparable prior year period. Gross profit, as a percentage of revenue before the Medicare reserves, was 44% for the three months ended March 31, 1995 and 1994 and 44% and 45% for the six months ended March 31, 1995 and 1994, respectively.

    Management's plans to address the decline in operating profit include increasing the volume of the more profitable Extended Hours Division through increased marketing and contracting efforts. In addition, the Company will pursue an increase in its more profitable infusion products revenue.

    General, administrative and selling expenses, as a percent of revenue, remained unchanged at 40% for the three and six months ended March 31, 1995 and 1994.

    For the six months ended March 31, 1995 and 1994, respectively, the Company has recorded income tax expense at 46% and 47% of income before income taxes.

    Net income for the three months and six months ended March 31, 1995 was $421,000 and $843,000 compared to $410,000 and $1,056,000 in the same periods during the previous year. The change in year-to-date net income was principally due to the increase in the Medicare revenue reserves combined with costs exceeding reimbursement ceilings in one of the new markets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents increased $954,000 to $1,865,000 at March 31, 1995. Accounts receivable classified as current decreased from $20,318,000 at September 30, 1994 to $18,871,000 at March 31, 1995. This change relates to disputes concerning payment for services to Medicare beneficiaries. Approximately 76% of revenue for the six months ended March 31, 1995 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in
Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    The Company has received NPRs challenging $11.8 million of costs as of March 31, 1995. There was an additional $12.1 million of costs at March 31, 1995 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($23.9 million at March 31, 1995) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

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

    The Company, based on its analysis process, believes that recovery of $5,532,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of March 31, 1995. The total reserve, as a percentage of total disputed costs, has decreased from 23.4% at September 30, 1994 to 23.2% at March 31, 1995. This decrease is the result of the Company resolving or changing its practices on certain of the historical issues in dispute that had a low probability of recovery, and therefore, high reserve levels relative to the related disputed costs, so that no additional reserves on these issues were required. In addition, more recent issues adding to the disputed costs have a high probability of recovery in the Company's judgement and therefore, require minimal additions to the reserves. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at March 31, 1995 were $28,671,000, including the receivables (net of reserves) for disputed costs of $18,403,000. As of March 31, 1995, the Company had received $6,945,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities -- Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $15,841,000 as of March 31, 1995 have been classified as a non-current asset.

    Operating activities provided $2,316,000 in cash for the six month period ended March 31, 1995, compared to using $1,464,000 during the comparable prior year period. Accounts receivable have grown by a lesser amount due to less revenue growth during the current year. The average age of accounts receivable was essentially unchanged from September 30, 1994.

    Investing activities used $356,000 in cash for the six month period ended March 31, 1995 compared to $719,000 during the comparable prior year period. Investing activities consist primarily of property purchases for branch operations.

    Financing activities used $1,006,000 in cash during the six month period ended March 31, 1995 principally to make scheduled payments of long-term debt. Financing activities provided $1,198,000 in cash during the six month period ended March 31, 1995 due to borrowing of $2,000,000 under the bank line of credit agreement, which was offset in part by payment of long-term debt.

    The Company has a line of credit with a commercial bank that will expire in December 1995. Under the credit line, the Company may borrow or obtain letters of credit, all of which in the aggregate may not exceed the lesser of $7.5 million or a borrowing base (which was $7,795,000 at March 31, 1995) that consists of 80% of eligible accounts receivable. Substantially all the Company's receivables and general intangible assets are pledged to secure the credit line. As of March 31, 1995 the Company had no outstanding borrowings and had utilized $4,260,000 of the credit facility as the basis for a letter of credit. The interest rate on the line of credit is prime plus .75% (9.5% at August 4, 1995. The credit agreement obligates the Company to, among other things, maintain certain financial ratios and limits the payment of dividends. As of March 31, 1995, the Company was not in compliance with a covenant of the credit agreement, but has obtained a waiver of this non-compliance. The bank has advised the Company that it does not intend to renew the line of credit agreement beyond the expiration date. The bank has also advised the Company that the letter of credit must be replaced by December 15, 1995 or the bank will draw upon the line of credit to fund a collateral account to accommodate any cash requirements of the letter of credit. The Company is currently considering possible alternative sources of financing, which may include establishment of a line of credit with a new lender or other financing of certain accounts receivable and fixed assets.

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