Form 10-Q/A
period 1995-06-30
IN HOME HEALTH INC /MN/
filed 1995-10-06
CIK 818645

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q/A
                   AMENDMENT NO. 2 TO FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended June 30, 1995

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

                   PART II.  OTHER INFORMATION



ITEM 6.   "Item 6" is hereby amended to read as follows:

     EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  (11)   Computation of Per Share Earnings

                  (27)   Financial Data Statement

             (b)  Reports on Form 8-K

                  (1)    Securities Purchase and Sale Agreement
                         between In Home Health, Inc. and Manor
                         Healthcare Corp. dated May 2, 1995.
                         Filed on May 4, 1995.

       3                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form
10-Q/A to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                           In Home Health, Inc.
                                                 Registrant




Date:  October 5, 1995                     /s/Judy M. Figge
                                              Judy M. Figge
                                                President
                                          Chief Executive Officer





Date:  October 5, 1995                    /s/Kenneth J. Figge
                                             Kenneth J. Figge
                                         Executive Vice President
                                         Chief Financial Officer

       4                                             EXHIBIT (11)

                        IN HOME HEALTH, INC.
                 COMPUTATION OF PER SHARE EARNINGS
     For the Three and Nine Months Ended June 30, 1995 and 1994
          (Amounts in thousands except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                             June 30              June 30
                                        ----------------      ---------------
                                          1995      1994       1995      1994
                                         -----     -----      -----     -----
Primary:
Net Income                             $   347   $   152    $ 1,190   $ 1,208
                                        ======    ======     ======    ======
Shares:
 Weighted average number of
   shares outstanding during
   the period                           16,120    15,611     16,020    15,561
 Shares issuable in connection
   with stock options and
   warrants less shares
   assumed purchased from
   proceeds                                281       310        240       450
                                        ------    ------     ------    ------
Total shares                            16,401    15,921     16,260    16,011
                                        ======    ======     ======    ======
Net income per share                   $   .02   $   .01    $   .07   $   .08
                                        ======    ======     ======    ======

Assuming Full Dilution:

Net Income                             $   347   $   152    $ 1,190   $ 1,208
                                        ======    ======     ======    ======
Shares:
 Weighted average number of
   shares outstanding during
   the period                           16,120    15,611     16,020    15,561
 Shares issuable in connection
   with stock options and
   warrants less shares
   assumed purchase from
   proceeds                                302       310        324       450
                                        ------    ------     ------    ------
Total shares                            16,422    15,921     16,344    16,011
                                        ======    ======     ======    ======
Net income per share                   $   .02   $   .01    $   .07   $   .08
                                        ======    ======     ======    ======