Form 10-K405
period 1995-09-30
IN HOME HEALTH INC /MN/
filed 1995-12-29
CIK 818645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 X ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 0-17490


                             IN HOME HEALTH, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                     41-1458213
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     CARLSON CENTER, SUITE 500
      601 LAKESHORE PARKWAY
      MINNETONKA, MINNESOTA                             55305-5214
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 612-449-7500 Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $ .01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes   X    No
                           ---      ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

Based on the closing sale price of $2.50 on the NASDAQ National Market System, as of December 1, 1995 the aggregate market value of the registrant's common stock held by nonaffiliates was $22,861,898.

As of December 1, 1995 the number of shares outstanding of the registrant's common stock, $.01 par value was 16,295,037 shares.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held February 27, 1996, (the "1995 Proxy Statement"), a definitive copy of which will be filed within 120 days of the close of the past fiscal year, is incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                                           PAGE(S)
PART I         Item 1.    Business......................................................................  3-8
               Item 2.    Properties....................................................................  8
               Item 3.    Legal Proceedings.............................................................  8
               Item 4.    Submission of Matters to a Vote of Security Holders...........................  8

PART II        Item 5.    Market for Registrant's Common Equity and Related Stockholders Matters........  9
               Item 6.    Selected Financial Data.......................................................  9
               Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations....................................................................  10-13
               Item 8.    Financial Statements and Supplementary Data...................................  14-30
               Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                          Disclosure....................................................................  14

PART III       Item 10.   Directors and Executive Officers..............................................  30
               Item 11.   Executive Compensation........................................................  30
               Item 12.   Security Ownership of Certain Beneficial Owners and Management................  30
               Item 13.   Certain Relationships and Related Transactions................................  30

PART IV        Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............  30-31

SIGNATURES     .........................................................................................  32

                                     PART I



ITEM 1.          BUSINESS

          In Home Health, Inc. (the "Company") specializes in providing comprehensive health care services to clients of all ages in their homes. The Company's services include nursing, infusion therapy, rehabilitation, personal care and homemaking. The Company currently provides services from 41 offices and ten pharmacies in 19 geographic markets located in 14 states under the trade names "In Home Health" or "Home Health Plus".

          The Company was incorporated in Minnesota in 1983 and is the successor to the business of a non-profit corporation which provided home health services in Minneapolis-St. Paul beginning in 1977. The Company began expansion into new markets in 1984 with the opening of an office in St. Louis. All expansion into new geographic markets subsequent to St. Louis have been through acquisitions.

          On October 24, 1995 the Company consummated transactions with Manor Healthcare Corp., a wholly owned subsidiary of Manor Care, Inc., whereby Manor Healthcare acquired approximately 64% of the voting power of the Company's voting capital stock and the Company received net cash proceeds of approximately $18 million. The agreement with Manor Healthcare contemplates that the Company will continue to operate in the lines of business in which it currently engages.

          INDUSTRY BACKGROUND

          The Company believes that the home health care business is a rapidly growing industry still in its formative stages. This rapid growth in the market has several causes. First, substantial cost savings are realized through
treatment at home as an alternative to hospitalization.   The National
Association for Home Care ("NAHC") estimates that home health care costs can be one-half to one-third of the cost of comparable hospital care. Second, Medicare reimburses hospitals a fixed amount based on the patient's diagnosis, regardless of the cost of service or length of stay. This provides hospitals with an incentive for shorter patient stays, frequently leading to the use of home care. Third, advances in medical technology make it possible to provide treatments at home that once required hospitalization. Patients requiring ventilators or intravenous therapies frequently can be cared for safely at home. Fourth, home health care allows the patient to remain in a familiar environment, which is often medically and psychologically preferable.

          Many health insurance plans now include home care benefits. Evidence of the cost savings from the use of home health services has caused many Health Maintenance Organizations (HMOs), health insurance carriers, employers, third party administrators and utilization review services to negotiate fees and contract with home health providers for their clients. Clients usually do not select their home health provider; the selection is usually made with the assistance of health care professionals such as physicians, hospital discharge planners, nurses and social workers.

          PRODUCTS AND SERVICES

          The Company offers its clients a broad range of professional and support services to meet medical and personal needs at home. All home health services are provided under a plan of care and orders from the client's physician. Services are available on a 24-hour a day basis every day of the year. Office hours are from 7 a.m. to 6 p.m. Monday through Friday, although personnel are available to respond to emergencies and fulfill service requests at all times.

          In fiscal 1995, approximately 52% of the Company's revenue was derived from paraprofessional services provided by home health aides and homemaker/companions, 28% was derived from medical/surgical nursing, 13% was attributable to rehabilitation services, 3% came from infusion pharmacy products, 2% from critical care nursing, and 2% came from medical supplies.

          Services offered by the Company are paid for by Medicare, Medicaid, insurance carriers, HMOs, state and county government programs and individuals. Approximately 76% of the Company's revenue in fiscal 1995 came from reimbursement by the Medicare program, which is an increase from 74% in fiscal 1994. Approximately 12% of the Company's revenue in fiscal 1995, a decrease from 14% in fiscal 1994, was attributable to other third party payors, such as HMOs, insurance companies and county governments. The balance of the Company's revenue, 12% in 1995 and 1994, was received directly from individual clients. The Company anticipates that the payor mix will continue to be comparable to fiscal 1995.

The Company's services are provided by a variety of personnel:

          Critical Care Registered Nurses provide specialized nursing such as pain management, respiratory care and infusion therapy.

          Registered Nurses provide a broad range of nursing care including skilled observation and assessment, teaching and technical procedures.

          Licensed Practical/Vocational Nurses perform many technical nursing procedures, such as injections and dressing changes.

          Pharmacists prepare and dispense drug and nutritional therapies by physician order and monitor the client's treatment.

          Home Health Aides provide personal care such as bathing, assistance with walking, and other procedures that do not require professional nursing expertise.

          Homemakers/Companions assist with meal preparation and housekeeping, and provide companionship that can help maintain independent living.

          Physical Therapists assist clients to restore strength and range of joint motion for improved function; and retrain clients in all areas of ambulation and mobility.

          Occupational Therapists assist clients to become independent in activities of daily living, such as feeding, dressing, hygiene, and social activities.

          Speech Pathologists retrain clients to deal with speech, swallowing, language or hearing impediments to improve communication abilities.

          Social Workers assist clients and their families to deal with financial, personal and social concerns resulting from health problems.

          OPERATING DIVISIONS

          The Company has 41 office locations consisting of 29 branches and twelve satellites. Each of the Company's branches has two divisions, a Visit Division and an Extended Hours Division. The Company's satellite locations provide Visit Division services only. The Visit Division provides clients with short-term care, usually up to two hours per visit. The Extended Hours Division provides clients with care up to 24 hours per day. The Visit Division charges by the visit while the Extended Hours Division charges by the hour.

          Each division operates with a registered nurse manager and a staff of professionals, including one or more home care coordinators who are registered nurses. The client is assigned to a registered nurse or therapist for case management. The home care coordinator establishes a plan of care for each client with the client's physician, supervises the services received by the client, and assesses the client's response to and need for continued care. Rehabilitation, nursing and other personnel provide services according to the physician's plan of care.

          As an expansion of the Visit Division services, the Company began providing pharmaceutical drugs, fluids and supplies through its first Infusion Pharmacy in January 1991. Previously the Company had contracted with other infusion providers for the pharmaceuticals and supplies being utilized. The Company now operates ten Infusion Pharmacies. The Infusion Pharmacies operate with one or more full time pharmacists who collaborate with the client's physician, nurse and other health care providers.

          The Company's pharmacists prepare and dispense drug and nutritional therapies by physician order and monitor the client's response to treatment. The pharmacist is available to the client's physician and the Company's nurses 24 hours a day, 7 days a week, to answer questions regarding drug actions and interactions, dosage requirements and interpretation of laboratory data. The pharmacist and nurse may jointly visit clients in their home to evaluate their response to treatment. The pharmacist is responsible for complying with State and Federal regulations regarding the operation of an infusion pharmacy. Pharmacy quality assurance procedures are followed to assure all therapies are appropriate and that Company standards are being followed.

          A Hospice Division has been added in one market during fiscal 1995. Hospice provides palliative care through an interdisciplinary team to the terminally ill client and the client's family. The Hospice Division charges a per diem rate which includes medications, supplies, equipment, and team services.

          QUALITY ASSURANCE

          In addition to the basic requirements necessary for licensure and certification, the Company has implemented several practices to help assure high quality home care service. Clients are sent evaluation surveys bi-monthly to detect and correct weaknesses. Survey results are reviewed quarterly, along with a sampling of client charts, by a committee of physicians, nurses and therapists. This committee determines if the medical needs were identified and addressed in the plan of care. Each branch has an advisory board composed of consumers and business and health professionals that meets at least annually to review programs and developments and to make recommendations to the management team. The Company has a Code of Ethics and Client Bill of Rights that are provided to all employees and clients.

          MARKETING

          Clients do not usually select their own home health providers; the Company's services are typically utilized as a result of referrals by other health professionals. The Company has identified many potential referral sources for home health services. These referral sources include physicians, hospitals, nursing homes, community resources, home care agencies, HMOs, word of mouth and the other division (Visit or Extended Hours). One of the Company's goals is to broaden the referral base with physicians, hospitals and health insurance payors. The Company believes the growth of its business depends on its ability to maintain and establish strong working relationships with hospitals, clinics, nursing homes, physician groups, and other health care providers and to keep them informed on the services the Company provides.

          In each geographic area in which the Company operates a professional health care liaison team consisting of home care coordinators, which are primarily registered nurses, is responsible for contact with referral sources. The team identifies client needs and emphasizes the benefits of the Company's services. The liaison team members contact physicians, hospitals, nursing homes and other health care providers to explain the services provided by the Company. Other health care professionals within the Company, such as a pharmacist or nurse specialist, may accompany the liaison team member to offer clinical or technical expertise. The General Manager of each branch is responsible for making contractual arrangements with hospitals, HMOs, governments, clients and large physician groups.

          GEOGRAPHIC EXPANSION

          There were no acquisitions in fiscal 1995. The Company entered three new geographic markets (Greensboro, NC; Toledo, OH and San Antonio, TX) and opened one office in an existing market in fiscal 1994. Greensboro was an expansion utilizing a Certificate of Need acquired in 1993. The other two markets were added through acquisitions. These acquisitions all met the Company's goals of entering the largest metropolitan markets and brings the number of geographic markets in which the Company operates to 19.


          COMPETITION

          The home health care business has become highly competitive. There are four different types of providers involved in home health services:

          INSTITUTIONS: Hospitals and public health agencies typically provide only short term, intermittent care. Some larger institutions have entered into the extended hours, hospice and home infusion markets.

          NATIONAL TEMPORARY EMPLOYMENT COMPANIES: These organizations provide home care and supplemental staffing to hospitals and nursing homes.

          NATIONAL SPECIALIZED HOME CARE PROVIDERS: These companies typically provide specialized care; for example, hospice, AIDS or infusion therapy, in multiple geographic markets. In the area of infusion therapy there are many significant competitors, although one provider is estimated to serve 40% of the home infusion therapy market.

          OTHER INDEPENDENT HOME CARE COMPANIES: These are generally locally owned and specialize in home care. Some of these organizations provide only homemaker and chore-person services, and others provide a broad range of home care services.

          The Company believes that the primary competitive factors are availability of personnel, the price of the services and quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services.

          Many of the Company's competitors are large and established organizations with significantly greater resources than the Company. Large hospital systems may enjoy a particular competitive advantage due to their ready access to a large client base.

          REGULATION

          As a provider of health care services, the Company is subject to laws and regulations administered by the various states. As a result of their certification in the Medicare program, branches are subject to certain federal laws and regulations. The Company's provision of pharmaceuticals and other supplies for home infusion therapy subjects the Company to additional regulation, such as the need for licensing as a pharmacy and the need to comply with various federal and state laws and regulations governing pharmacies and the handling of pharmaceuticals. The Company has all necessary licenses and permits for its current operations.

          Providers of home health services may be subject to increasing regulation in the future. Compliance with laws and regulations could increase the cost and time necessary to allow the Company to operate successfully and may affect the Company in other respects not presently foreseeable.

          In order to receive Medicare reimbursement, the Company must satisfy conditions for participation established by the United States Department of Health and Human Services relating to standards of medical care. Loss of certification in the Medicare program would result in the loss of a significant portion of the Company's revenues.

          INSURANCE

          General and professional liability insurance are maintained by the Company which includes coverage up to $11,000,000 per claim and per year. There can be no assurance that the Company will not be subject to claims in excess of its insurance coverage or that such insurance will continue to be available. To date, the Company has had no professional liability losses.

          SERVICE MARKS AND TRADEMARKS

          The Company operates in certain markets under the name "In Home Health" and under the name "Home Health Plus" in the remaining markets, which are registered service marks. The Company believes that because its business derives principally from referrals by other health care providers, it is not materially dependent on any trademarks or service marks.

          EMPLOYEES

          On September 30, 1995, the Company employed 1,230 persons on a full-time basis and approximately 3,000 persons on a part-time basis. Substantially all of the part-time employees were in direct health care. None of the Company's employees are represented by unions.

          EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and members of the Board of Directors for the Company are as follows:

          NAME                      AGE        POSITION(S) HELD
          ----                     ----        ----------------
          Mark L. Gildea (1)        43         Chief Executive Officer and Director
          Judy M. Figge             47         President and Director
          Kenneth J. Figge (2)      62         Executive Vice President, Chief Financial
                                                Officer, Secretary and Director
          Cathy R. Reeves           47         Vice President and Chief Operating Officer
          Margaret L. Maxon         44         Vice President - Customer Relations
          James J. Lynn             53         Director
          Joseph Buckley (1)(2)(3)  48         Director
          James H. Rempe (1)(2)(3)  65         Director
          Donald C. Tomasso (1)(3)  50         Director

          (1) Messrs. Gildea, Buckley, Rempe and Tomasso were elected as members of the Board of Directors effective October 24, 1995, which was also the effective date of resignations from the Board of Directors by S. Marcus Finkle and Sheldon Lieberbaum.

          (2)  Member of the Audit Committee.

          (3)  Member of the Compensation Committee.


          Mr. Gildea has served as Chief Executive Officer of the Company since October 24, 1995 and as President, Alternate Site Services Division of Manor Healthcare since December 1994. Previously he served as Vice President of Managed Care of Manor Healthcare from December 1993 to December 1994. Prior to joining Manor Healthcare, he was employed as Executive Vice President of Option Care, Inc. from October, 1992 to December, 1993. He was previously employed by CareMark, Inc. for over 10 years, including as Area Vice President.

          Ms. Figge has been the President and a director of the Company since its founding in 1983. She served as the Company's Chief Executive Officer from 1988 to October 1995 and became the Chairman of the Board of Directors of the Company in October 1995. From 1981 until 1983, Ms. Figge was the President of a predecessor to the business of the Company. Ms. Figge is a registered nurse. She is the wife of Mr. Figge, identified below.

          Mr. Figge has been Secretary and a director of the Company since it was founded in April, 1983, became Treasurer of the Company in March 1984, and became Executive Vice President and Chief Financial Officer of the Company in 1987. From 1981 until 1983 Mr. Figge was a director of a predecessor to the business of the Company. Mr. Figge has worked for the Company on a part-time basis since March 1984 and on a full-time basis since January 1986. Prior to January 1982, Mr. Figge was employed by Honeywell, Inc. for 21 years in various positions in its Aerospace and Defense Group and International Division, including Vice President-Commercial Aviation Operations. He is the husband of Ms. Figge, identified above.

          Ms. Reeves became Vice President and Chief Operating Officer in July, 1992. Ms. Reeves joined the Company in September 1987 as General Manager for Home Health Plus in St. Louis, Missouri. She was first promoted to Midwest Regional Manager then Regional Vice President before her present capacity as Vice President and Chief Operating Officer.

          Ms. Maxon became Vice President - Customer Relations in October, 1994. Ms. Maxon joined the Company in October 1990 as General Manager in the Chicago office of Home Health Plus. She was promoted to Area Manager and then Business Development Regional Manager prior to her current position. Ms. Maxon was employed by North Dallas Diagnostic Center as a sales representative in 1989 and 1990.

          Mr. Lynn has been a director of the Company since 1987 and has served as Training and Development Director of the Company since October 1995. He had served as Vice President - Marketing and Human Resources of the Company on a nominal basis from 1986 to 1990. Since 1981 Mr. Lynn has been a principal of Lynn & Associates, a management consulting company of which Mr. Lynn is the founder and President.

          Mr. Buckley has served as President, Assisted Living Division of Manor Healthcare since January 1995 and was Senior Vice President - Information Resources and Development of Manor Care, Inc. from June 1990 to January 1995.
He previously served as Vice President - Information Resources of Manor Care, Inc. from July 1989 to June 1990 and as Vice President - Real Estate of Manor Care, Inc. from September 1983 to July 1989.

          Mr. Rempe has served as Senior Vice President, General Counsel and Secretary of Manor Care, Inc. since August 1981. He has served in the same capacity with Choice Hotels International, Inc. since February 1981 and with Manor Healthcare since December 1980. He is a Director of Vitalink Pharmacy Services, Inc., has served as its Secretary since January 1983 and was its Senior Vice President from January 1983 to September 1991.

          Mr. Tomasso has served as President, Long Term Care Division, of Manor Healthcare since January 1995, as President and Chief Operating Officer of Manor Healthcare from May 1991 to January 1995 and as a Director of Manor Healthcare since June 1991. He has been Chairman and Chief Executive Officer of Vitalink Pharmacy Services, Inc. since January 1995 and was its Vice Chairman from September 1991 to January 1995. From September 1990 to March 1991 he was President of AMF Bowling Centers, Inc. Mr. Tomasso was previously employed by Marriott Corporation for more than five years, including as Executive Vice President/General Manager of the Roy Rogers Division.

ITEM 2.     PROPERTIES

          The Company's executive offices are located in Minnetonka, Minnesota, a suburb of Minneapolis, in approximately 27,900 square feet of leased space.

          The Company's 41 office locations each lease approximately 2,000 to 7,000 square feet of office space in their respective locations. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3.     LEGAL PROCEEDINGS

          On October 28 and November 14, 1994 the Company filed two suits in Federal District Court against the U.S. Department of Health and Human Services
(HHS) and several regional members of the Blue Cross Association which HHS uses to administer the Medicare program. The two suits allege that the defendants have unjustly withheld approximately $8,800,000 in payments that are owed to the Company for services it provided to Medicare beneficiaries from 1988 through fiscal 1994. The court has not ruled on the two suits pending the outcome of administrative rulings by the HHS Provider Reimbursement Review Board concerning these disputes.

          Medicare payments to home health care providers are based on reimbursement of allowable costs incurred by the provider in serving Medicare beneficiaries. The Company alleges that the defendants have arbitrarily and capriciously disallowed reimbursement of a portion of In Home Health's personnel costs, primarily for home care coordinators and physical therapists, and have failed to provide the Company with a timely administrative hearing. The Company is also continuing to pursue administrative remedies on these and other disputed Medicare payment issues. See Note 5 of the financial statements for discussion on the Medicare cost reimbursement disputes.

          The Company is also a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
            MATTERS

          The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the NASDAQ National Market System under the symbol "IHHI". As of December 1, 1995 there were approximately 1,420 record holders of the common stock.

          The closing sale price for the common stock as reported by NASDAQ for each quarter of the two most recent fiscal years were:

                                     YEAR ENDED SEPTEMBER 30
                                     -----------------------

                                 1995                            1994
                                 ----                            ----
                            HIGH       LOW                   HIGH       LOW
                            ----       ---                   ----       ---

          First Quarter     2 5/8    1 13/16                4 1/16      2 1/2
          Second Quarter    2 9/16   1 3/4                  3 5/8       2 9/16
          Third Quarter     2 15/16  2 3/16                 2 13/16     1 15/16
          Fourth Quarter    3 3/32   2 9/16                 2 13/16     1 7/8

These prices do not include retail markups, markdowns or commissions and may not represent actual transactions. The Company is limited by its line of credit agreement in the amount of cash dividends it can pay and it presently intends to reinvest all earnings for continued expansion.

ITEM 6.        SELECTED FINANCIAL DATA
          (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF INCOME DATA

                                                                            YEAR ENDED SEPTEMBER 30
                                                             -----------------------------------------------------
                                                               1995       1994       1993       1992       1991
Service revenue                                              $ 129,816  $ 120,485  $ 103,761  $  75,072  $  36,929
Income from operations                                           3,774      1,353      2,432      3,840      1,850
Income before income taxes                                       3,007        684      1,952      3,716      1,755
Net income                                                       1,621        247      1,015      2,303      1,037
Net income per share - primary                                     .10        .02        .06        .15        .10
Weighted average common and common equivalent shares
 outstanding - primary                                          16,304     16,013     16,056     15,780     11,680


BALANCE SHEET DATA

                                                                                 SEPTEMBER 30
                                                             -----------------------------------------------------
                                                               1995       1994       1993       1992       1991
Current assets                                               $  21,394  $  23,926  $  28,975  $  25,955  $  14,128
Current liabilities                                             21,289     20,707     19,457      9,072      4,724
Total assets                                                    57,559     56,726     54,379     38,761     20,088
Long-term debt                                                   2,443      3,304      4,740      3,552      1,275
Shareholders' equity                                            30,509     28,482     27,459     24,976     13,872

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of income and the percentage changes from year to year.

                                                                                              Percent
                                                        Percent of Revenues                   Change
                                               -------------------------------------------------------------
                                                                                        1994         1993
                                                    1995        1994        1993       to 1994      to 1995
------------------------------------------------------------------------------------------------------------
Revenue                                              100%        100%        100%          8%         16%
Direct Costs of Revenue                               57          58          55           7%         22%
                                                     ---         ---         ---
Gross Profit                                          43          42          45           9%          9%
General, Administrative and Selling Expenses          40          41          43           5%         12%
                                                     ---         ---         ---
Income From Operations                                 3%          1%          2%        179%        (44%)

-----------------------------------------------------------------------------------------------------------


          Revenue for 1995 increased 8% over 1994. Revenue increased 11% as a result of increased services provided in geographic markets in which the Company operated at the beginning of the prior year ("existing markets"), 2% as a result of acquisitions made in 1994, and 2% as a result of a decrease in additions to the Medicare reserve. This is offset by a 7% decrease in revenue as a result of pricing and mix changes. Revenue for 1994 increased 16% over 1993. Revenue increased 17% as a result of increased services provided in geographic markets in which the Company operated at the beginning of the prior year ("existing markets"), and 5% as a result of acquisitions. This is offset by a 6% decrease in revenue as a result of the Medicare reserve (4%) and pricing and mix changes (2%). Medicare reserves of $1,435,000, $3,861,000 and $1,100,000 were recorded as adjustments to revenue in 1995, 1994 and 1993, respectively. The Company's growth within existing markets is the result of industry growth, the Company's marketing efforts and improved name recognition. In 1994 the Company entered the Toledo and San Antonio markets through acquisitions and expanded into the Greensboro market utilizing a Certificate of Need acquired in 1993. In 1993 the Company entered the Raleigh-Durham, Dallas and Norfolk geographic markets, all of which were through acquisitions. There were no acquisitions in 1995.

The breakdown by division of the Company's total revenue is as follows:

                                                                Year Ended September 30
----------------------------------------------------------------------------------------------
                                                            1995         1994         1993
----------------------------------------------------------------------------------------------
Extended Hours Division                                          19%          18%          20%
                                                                 --           --           --
                                                                 --           --           --
Visit Division - Service                                         78%          78%          77%
                 Infusion Product                                 3%           4%           3%
                                                                 --           --           --
                                                                 81%          82%          80%
                                                                 --           --           --
                                                                 --           --           --

          Extended Hours Division revenue increased 11% and 7% in 1995 and 1994, respectively, and Visit Division revenue increased 7% and 18% in the comparable periods. Within the Visit Division, infusion product revenue decreased 12% in 1995 after an increase of 32% in 1994. The reduction in the rate of the Company's overall growth is due primarily to cash constraints resulting from disputes with Medicare fiscal intermediaries which are discussed under "Liquidity and Capital Resources" and Note 5 of the financial statements.

          Direct costs of revenue, as a percentage of sales, were 57%, 58% and 55% in 1995, 1994 and 1993, respectively. The change in 1995 was principally a result of the decrease in additions to the Medicare reserve as a percent of revenue. The change in 1994, resulting from an increase of direct costs of 22% over 1993, whereas revenues increased only 16%, was due to volume increase, the recording of the revenue reserve which reduced revenues, fewer and smaller acquisitions and reductions in operational support staff resulting in a smaller relative increase in general, administrative and selling expense. Direct costs, as a percentage of revenue before Medicare reserves, were 56%, 56% and 54% in 1995, 1994 and 1993, respectively.

          Total operating expenses increased 6% in 1995 and 18% in 1994, which compares to the increase in revenues of 8% in 1995 and 16% in 1994. The smaller percentage increase in operating expenses as compared to revenue in 1995 was principally due to the reduction in additions to the Medicare reserve as a
percent of revenue.   The greater percentage increases in total operating costs
in 1994, as compared to the revenue increases, are due to the growth in the less profitable Visit Division services and the increases in reserves for disputed costs (which reduce the magnitude of the increase in revenues).

          The gross profit percentage is 43% for 1995 and 42% for 1994. The increase in gross profit percent is principally a result of the reduction in addition to the Medicare reserve as a percent of revenue. Gross profit decreased in 1994 to 42% as compared to 45% in 1993. With the growth in the Company's operations, revenues and direct costs of revenues in 1994 have grown at a greater pace than general, administrative and selling expenses (see table above). The disproportionate increases in these elements, combined with the greater increase in direct costs of revenue (22%) in relation to the increase in revenue (16%), results in the decrease in gross profit. Gross profit, as a percentage of revenue before Medicare reserves, was 44%, 44% and 46% in 1995, 1994 and 1993, respectively.

          General, administrative and selling expenses as a percent of revenue decreased to 40% of revenue in 1995 compared to 41% and 43% in 1994 and 1993, respectively. The decrease in 1995 is principally a result of the reduction in additions to the Medicare reserve as a percent of revenue. The decrease in 1994 was due to revenue growth at locations acquired in prior years without related growth in expenses, as well as a conscious effort to control expense.

          Net interest expense increased $98,000 in 1995 over 1994 and $189,000 in 1994 over 1993. The increase was the result of Medicare repayment plans, long-term equipment leases and reduced short-term investments.

          Income taxes were 46%, 64% and 44% of pretax income in 1995, 1994 and 1993, respectively. The increase in 1994 in the effective tax rate is due to non-deductible expenses being a higher proportion of pretax earnings.

          Net income was $1,621,000,  $247,000, and $1,015,000 for the years
1995, 1994 and 1993, respectively. The primary reason for the changes in profitability was the addition of reserves related to the Medicare payment dispute which is discussed below and in Note 5. Additions to the Medicare reserves totaled $1,435,000 in 1995, $3,861,000 in 1994 and $1,100,000 in 1993.

          LIQUIDITY & CAPITAL RESOURCES

          During fiscal 1995 the Company's cash and cash equivalents increased $2,754,000 to $3,665,000 at September 30, 1995. Total accounts receivable net of third party liabilities increased $760,000 in 1995. Improved collection efforts were offset by continued disputes concerning payment for services to Medicare beneficiaries.

          Approximately 76%, 74% and 73% of revenue for the years ended September 30, 1995, 1994 and 1993, respectively, was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:


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

     Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen at the time services were rendered and revenue recorded. These positions taken by Medicare auditors are usually determined from Medicare's Notice of Program Reimbursement ("NPR") which typically are not received until two to three years after the services are rendered. In those situations where the Company decides to not challenge an NPR finding, any revenue relating to these costs, as well as the extrapolated impact, if any, on other open costs reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. The results of all NPRs are included in the analysis process in calculating net Medicare revenue as described above.

     The Company has received NPRs challenging $12.1 million of costs as of September 30, 1995. There was an additional $15.1 million of costs at September 30, 1995 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($27.2 million at September 30, 1995) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. These disputed costs (including the extrapolated impact) of $27.2 million at September 30, 1995 arose in the fiscal years ended September 30, 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million).
The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

     The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels.
The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 60% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits relate to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues.

          The Company, based on its analysis process, believes that recovery of $6,396,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount
as of September 30, 1995.   The net amount of disputed costs which the Company
believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at September 30, 1995 were $26,034,000, including
the receivables (net of reserves) for disputed costs of $20,771,000.    As of
September 30, 1995 the Company had received $4,480,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $17,592,000 as of September 30, 1995 have been classified as a non-current asset.

          Operating activities provided $5,135,000, $982,000 and $951,000 in cash during 1995, 1994 and 1993, respectively. Total accounts receivable (current and long-term) decreased 7% during 1995 and increased 18% and 67% during 1994 and 1993, respectively. The decrease during 1995 was due to improved collection efforts and timing of payments from Medicare. The increase in 1994 was due to the Medicare disputes noted above. The increase in 1993 was due to increased revenue. The average age of total receivables is 87 and 102 days as of September 30, 1995 and 1994, respectively.

          Investing activities used $772,000, $1,519,000 and $3,152,000 in cash during 1995, 1994 and 1993, respectively. The Company acquired two companies during 1994 and three companies during 1993. The 1994 acquisitions were made with $341,000 in cash, issuance of 10,000 shares of common stock and the assumption of $264,000 in notes payable. In connection with expansion of the Company's operations, the Company acquired property and developed software, which was funded by $785,000 in cash and $1,256,000 of capitalized leases in 1995, $995,000 in cash and $753,000 of capitalized leases in 1994 and $2,466,000 in cash and $3,713,000 of capitalized leases in 1993.

          Financing activities used $1,609,000, $1,633,000 and $2,218,000 in cash during 1995, 1994 and 1993, respectively, principally for repayment of long-term debt.

          The Company has a line of credit with a commercial bank that expires in December 1995. Under the credit line, the Company may borrow or obtain letters of credit, all of which in the aggregate may not exceed the lesser of $7.5 million or a borrowing base (which was $5,906,000 at September 30, 1995) that consists of 80% of eligible accounts receivable. Substantially all the Company's receivables and general intangible assets are pledged to secure the credit line. As of September 30, 1995 the Company had no outstanding borrowings and had utilized $4,520,000 of the credit facility as the basis for a letter of credit. The interest rate on the line of credit is prime plus .75% (9.5% at September 30, 1995). The credit agreement obligates the Company to, among other things, maintain certain financial ratios and limits the payment of dividends. In December 1995, the Company has obtained a new letter of credit facility for $4,520,000. The letter of credit is collateralized by secured investments and will expire on December 12, 1996.

          On October 24, 1995 the Company consummated a Securities Purchase and Sale Agreement with Manor Healthcare Corp. under which the Company received net cash proceeds of approximately $18 million. These proceeds will be available to the Company for general corporate purposes. The Company anticipates that it will principally use the proceeds to invest in the expansion of Company operations into the eight geographic areas where Manor Healthcare is present and the Company is not, and to finance the Company's continued operations.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         Page(s)
               Consolidated Balance Sheets . . . . . . . . . . . . . . . 15-16
               Consolidated Statements of Income   . . . . . . . . . . . 17
               Consolidated Statements of Shareholders' Equity . . . . . 18
               Consolidated Statements of Cash Flows  . . . . . . . . . .19
               Notes to Consolidated Financial Statements  . . . . . . . 20-29
               Independent Auditors' Report  . . . . . . . . . . . . . . 30

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                              IN HOME HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1994
                       (DOLLARS AND SHARES IN THOUSANDS)
                                     ASSETS

                                                                                               1995       1994
                                                                                             ---------  ---------
Current Assets:
  Cash and cash equivalents                                                                  $   3,665  $     911
  Accounts receivable (net of allowances of $867 and $1,029 in 1995 and 1994, respectively)     14,130     20,318
  Prepaid income tax                                                                                 -        459
  Deferred income tax                                                                            2,129        800
  Prepaid expenses and other current assets                                                      1,470      1,438
                                                                                             ---------  ---------
    Total current assets                                                                        21,394     23,926
                                                                                             ---------  ---------
Property:
  Furniture and equipment                                                                        9,997      9,007
  Leasehold improvements                                                                           807        654
  Computer equipment and software                                                                7,480      7,057
                                                                                             ---------  ---------
    Total                                                                                       18,284     16,718
  Accumulated depreciation                                                                      (7,163)    (4,993)
                                                                                             ---------  ---------
    Property - Net                                                                              11,121     11,725
                                                                                             ---------  ---------
Other Assets:
  Accounts receivable                                                                           17,592     13,830
  Goodwill                                                                                       5,748      5,906
  Covenants not to compete                                                                           -        128
  Deposits                                                                                         558        559
  Other assets                                                                                   1,146        652
                                                                                             ---------  ---------
    Total other assets                                                                          25,044     21,075
                                                                                             ---------  ---------
Total Assets                                                                                 $  57,559  $  56,726
                                                                                             ---------  ---------
                                                                                             ---------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             IN HOME HEALTH, INC.
                         CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 1995 AND 1994
                       (DOLLARS AND SHARES IN THOUSANDS)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               1995       1994
                                                                                             ---------  ---------
Current Liabilities:
  Current maturities of long-term debt                                                       $   2,041  $   2,286
  Accounts payable                                                                               4,468      3,821
  Accrued liabilities:
    Third party                                                                                  4,480      7,666
    Compensation                                                                                 4,142      3,486
    Insurance                                                                                    5,127      2,960
    Income tax                                                                                     240          -
    Other                                                                                          791        488
                                                                                             ---------  ---------
      Total current liabilities                                                                 21,289     20,707
                                                                                             ---------  ---------
Long-Term Debt                                                                                   2,443      3,304
Deferred Revenue                                                                                 1,242      1,632
Deferred Rent Payable                                                                              351        516
Deferred Income Tax                                                                              1,725      2,085
Commitments and Contingencies                                                                        -          -
Shareholders' Equity:
  Preferred stock - authorized 1,000 shares                                                          -          -
  Common stock - $.01 par value: authorized - 40,000 shares; issued and outstanding -1995 -
   16,277 shares 1994 - 15,944 shares                                                              163        159
  Additional paid-in capital                                                                    24,230     23,828
  Retained earnings                                                                              6,116      4,495
                                                                                             ---------  ---------
      Total shareholders' equity                                                                30,509     28,482
                                                                                             ---------  ---------
Total Liabilities and Shareholders' Equity                                                   $  57,559  $  56,726
                                                                                             ---------  ---------
                                                                                             ---------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
Revenue (net of Medicare reserves of $1,435, $3,861 and $1,100 in 1995,
 1994 and 1993, respectively)                                                $   129,816  $   120,485  $   103,761
                                                                             -----------  -----------  -----------
Operating Expenses:
  Direct costs of revenue (primarily payroll related costs)                       74,082       69,411       57,059
  General, administrative and selling expenses                                    51,960       49,721       44,270
                                                                             -----------  -----------  -----------
    Total operating expenses                                                     126,042      119,132      101,329
                                                                             -----------  -----------  -----------
Income from Operations                                                             3,774        1,353        2,432
Interest:
  Interest expense                                                                   790          698          575
  Interest income                                                                    (23)         (29)         (95)
                                                                             -----------  -----------  -----------
  Net interest expense                                                               767          669          480
Income Before Income Taxes                                                         3,007          684        1,952
Income Tax Expense                                                                 1,386          437          865
                                                                             -----------  -----------  -----------
Income Before Cumulative Effect of Change in Accounting Principle                  1,621          247        1,087
Cumulative Effect of Change in Accounting Principle                                    -            -           72
    Net Income                                                               $     1,621  $       247  $     1,015
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net Income per Common and Common Equivalent Share                            $       .10  $       .02  $       .06
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted Average Common and Common Equivalent Shares Outstanding                  16,304       16,013       16,056
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

NET INCOME PER SHARE IMPACT OF THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING
                          PRINCIPLE IS LESS THAN $.01.
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                       COMMON STOCK         ADDITIONAL
                                                                 ------------------------     PAID-IN      RETAINED
                                                                   SHARES       AMOUNT        CAPITAL      EARNINGS
                                                                 -----------  -----------  -------------  -----------
Balance - September 30, 1992                                         15,151    $     151    $    21,592    $   3,233
Common stock issued for:
 Employee stock plans                                                   194            2            521            -
 Acquisitions                                                           173            2            943            -
Net income                                                                -            -              -        1,015
                                                                 -----------       -----   -------------  -----------
Balance - September 30, 1993                                         15,518          155         23,056        4,248
Common stock issued for:
 Employee stock plans                                                   266            3            745            -
 Acquisitions                                                            10            -             28            -
 Exchange for warrants                                                  150            1             (1)           -
Net income                                                                -            -              -          247
                                                                 -----------       -----   -------------  -----------
Balance - September 30, 1994                                         15,944          159         23,828        4,495
Common stock issued for:
 Employee stock plans                                                   442            5            685            -
 Exchange for options                                                  (109)          (1)          (283)           -
Net income                                                                -            -              -        1,621
                                                                 -----------       -----   -------------  -----------
Balance - September 30, 1995                                         16,277    $     163    $    24,230    $   6,116
                                                                 -----------       -----   -------------  -----------
                                                                 -----------       -----   -------------  -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                   1995       1994        1993
                                                                                 ---------  ---------  ----------
Cash Flows From Operating Activities:
  Net income                                                                     $   1,621  $     247  $    1,015
  Adjustments:
    Depreciation and amortization                                                    3,226      3,233       2,146
    Accounts receivable                                                               (760)    (5,008)    (11,062)
    Prepaid expenses and other assets                                                 (833)      (210)       (141)
    Accounts payable                                                                   647       (216)        545
    Accrued liabilities                                                              3,478      1,196       7,903
    Deferred revenue                                                                  (390)     1,632           -
    Deferred rent payable                                                             (165)       (20)        139
    Deferred income tax                                                             (1,689)       128         406
                                                                                 ---------  ---------  ----------
    Net cash provided by operating activities                                        5,135        982         951
Cash Flows From Investing Activities:
  Acquisition of businesses                                                              -       (389)       (699)
  Acquisition of property                                                             (785)      (995)     (2,466)
  Advances to officers and employees                                                    13       (135)         13
                                                                                 ---------  ---------  ----------
    Net cash used by investing activities                                             (772)    (1,519)     (3,152)
Cash Flows From Financing Activities:
  Payment of long-term debt                                                         (2,015)    (2,381)     (2,741)
  Proceeds from issuance of common stock                                               406        748         523
                                                                                 ---------  ---------  ----------
    Net cash used by financing activities                                           (1,609)    (1,633)     (2,218)
Cash and Cash Equivalents:
  Net increase (decrease)                                                            2,754     (2,170)     (4,419)
  Beginning of year                                                                    911      3,081       7,500
                                                                                 ---------  ---------  ----------
    End of year                                                                  $   3,665  $     911  $    3,081
                                                                                 ---------  ---------  ----------
                                                                                 ---------  ---------  ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS - In Home Health specializes in high-quality health services to clients in their own homes, including infusion therapy, high-tech nursing, rehabilitation and personal care.

    BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of In Home Health, Inc. and its subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS - Securities which are readily convertible into cash with original maturities of three months or less are considered cash equivalents.

    NOTES RECEIVABLES FROM OFFICER - Included in prepaid expenses and other current assets are advances to an officer of the Company in the amount of $150,000 as of September 30, 1995 and 1994.

    PROPERTY AND PROPERTY UNDER CAPITALIZED LEASES - Property and property under capitalized leases are stated at cost and depreciated or amortized over estimated useful lives (from three to twelve years) using the straight-line method. Property acquired by capital lease for the years ended September 30, 1995, 1994 and 1993 was $1,256,000, $753,000 and
    $3,713,000, respectively.

    GOODWILL - Costs in excess of net assets of acquired businesses have been capitalized and are being amortized over 40 years. Accumulated amortization was $578,000 and $420,000 at September 30, 1995 and 1994, respectively.

    DEFERRED REVENUE - Deferred revenue relates to the timing difference in recording certain software development costs for financial statement purposes and Medicare cost reporting purposes. Incremental costs relating to the development of software for certain major management information system projects undertaken during 1992 through 1994 have been capitalized and are included in computer equipment and software on the balance sheet. For Medicare cost reimbursement purposes, the Company has filed amended cost reports for prior years to include in reimbursable costs the amount of expenditures in the year they were incurred. The Company has reported an amount of deferred revenue, representing the Medicare impact of the difference between the reimbursable costs reported on the Medicare cost reports and the unamortized balance of capitalized software development costs. The deferred revenues are being recorded to revenue when the amortization of the related software development expenses is recorded (over a five year period). Unamortized software development costs are $1,799,000 and $2,368,000 as of September 30, 1995 and 1994, respectively.

    DEFERRED RENT PAYABLE - Deferred rent payable has been recorded for long-term office space operating leases which contain initial rent inducements. Rental expense is being amortized on a straight-line basis over the terms of the operating leases.

    INCOME TAXES - The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" in 1993. Under SFAS No. 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

    REVENUE RECOGNITION - Revenues are recognized at the time the service is provided to the client. The Company records revenue for services to Medicare beneficiaries at the time the services are rendered and based on the Medicare cost reimbursement principles. Under those principles, Medicare reimburses the Company for the reasonable costs (as defined) incurred in providing care to Medicare beneficiaries. The Company reports as reimbursable costs in the Medicare cost reports only those costs it believes to be reimbursable under the applicable Medicare cost reimbursement principles. In determining the amount of revenue to be recorded, those costs are reduced for costs that are in excess of reimbursable cost limits, and for costs for which reimbursement may be questionable based on the Company's understanding of reimbursement principles in effect at that time. Accordingly, this process results in recording revenue only for the costs that the Company believes are reasonably assured of recovery.
    Refer to Note 5 for additional information.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common stock and dilutive common stock equivalents outstanding. Common stock equivalents result from dilutive stock options and warrants. Net earnings per share assuming full dilution would be substantially the same.


2.  ACQUISITIONS

    The Company acquired all of the issued and outstanding capital stock of two and three home health care companies during the years ended September 30, 1994 and 1993, respectively. There were no acquisitions during the year ended September 30, 1995. The acquisitions accounted for as purchases for financial reporting purposes are summarized as follows (in thousands):


    -------------------------------------------------------------------------------------------------------------------------
    -------------------------------------------------------------------------------------------------------------------------
                                                                 CONSIDERATION:
                                                                  CASH
                                             ACQUISITION          NOTES PAYABLE ISSUED       TOTAL VALUE OF         GOODWILL
          COMPANY NAME                           DATE             COMMON STOCK               CONSIDERATION          RECORDED
                                                                                                 PAID
    -------------------------------------------------------------------------------------------------------------------------
    CareServices of Raleigh Limited         January, 1993           $ 210                       $ 569                $ 548
    Partnership, CareServices of                                        -
    Raleigh, NC, Inc. and                                              58 shares
    CareServices of Greensboro, NC,
    Inc.
    -------------------------------------------------------------------------------------------------------------------------
    Accent on Care Home Health              January, 1993           $  25                       $ 100                $ 155
    Services, Ltd.                                                     25
                                                                        8 shares
    -------------------------------------------------------------------------------------------------------------------------
    Home Care Resources, Inc., HCR          February, 1993          $ 205                       $ 741                $ 852
    Associates, Inc. and Physician                                      -
    Home Health Care, Inc.                                            107 shares
    -------------------------------------------------------------------------------------------------------------------------
    ENS, Inc.                               January, 1994           $  41                       $  69                $ 232
                                                                        -
                                                                       10 shares
    -------------------------------------------------------------------------------------------------------------------------
    RI Partners and RHC Partners            May, 1994               $ 300                       $ 300                $ 516
                                                                        -
                                                                        -
    -------------------------------------------------------------------------------------------------------------------------
    -------------------------------------------------------------------------------------------------------------------------


    The purchase price has been allocated to the net assets acquired, including intangible assets, based on their fair market values at the acquisition dates. The net assets acquired in these acquisitions consisted primarily of accounts receivable and current liabilities. The consolidated statements of operations include the results of operations of these companies since their respective acquisition dates. The fair market value of the common stock issued for the acquisitions in 1994 and 1993 was $28,000 and $945,000, respectively. Additional goodwill of $421,000 was recorded in 1993 related to 1992 acquisitions. Notes payable issued for the acquisitions in 1993 was $25,000. The Company incurred $95,000 and $264,000 of costs in 1994 and 1993, respectively, in connection with the acquisitions.

    The following table summarizes the Company's unaudited pro forma operating results as if the 1994 acquisitions had occurred at the beginning of 1993 (in thousands, except per share amounts):

                                                YEAR ENDED SEPTEMBER 30
                                              1994                   1993
                                              ----                   ----
    Service revenue                         $121,277               $105,142
                                             -------                -------
                                             -------                -------
    Net income                              $    250               $    996
                                             -------                -------
                                             -------                -------
    Net income per common and common
      equivalent share                      $    .02               $    .06
                                             -------                -------
                                             -------                -------


    The pro forma operating results do not purport to be indicative of the results that actually would have been obtained had the combined operations been conducted during the periods presented and are not intended to be a projection of future operating results.

3.  NOTE PAYABLE - BANK

    The Company has an agreement with a bank which provides for a line of credit equal to the lesser of $7.5 million or a borrowing base (which was $5,906,000 at September 30, 1995) that consists of 80% of eligible accounts receivable. As of September 30, 1995 the Company had utilized $4,520,000 of the facility for an irrevocable standby letter of credit to secure workers' compensation commitments. The interest rate on the line of credit is prime plus .75% (9.5% at September 30, 1995). Borrowings are due at the expiration of the agreement and are collateralized by accounts receivable and intangibles. The Company had no bank borrowings at September 30, 1995 and 1994.

    The current line of credit expires on December 29, 1995. The Company has obtained a new letter of credit facility for $4,520,000. The letter of credit is collateralized by secured investments and will expire on December 12, 1996.


4.  LONG-TERM DEBT

    Following is a summary of long-term debt at September 30 (in thousands):

                                                            1995           1994
                                                          -------        -------
    Obligations under capitalized leases, up
    to 17.3% due through July 2000                        $ 4,484        $ 5,220

    Installment notes payable, secured by property              -            370
                                                            -----          -----

    Total                                                   4,484          5,590
    Less current maturities                                 2,041          2,286
                                                            -----          -----

    Long-term debt                                        $ 2,443        $ 3,304
                                                            -----          -----
                                                            -----          -----

    Future minimum payments as of September 30, 1995 are as follows (in thousands):


    YEAR ENDING                           CAPITALIZED
    SEPTEMBER 30                             LEASES
    ---------------------                 -----------
    1996                                   $ 2,566
    1997                                     1,574
    1998                                       812
    1999                                       214
    2000                                        44
                                             -----
    Total minimum payments                   5,210

    Less amounts
      representing interest                    726
                                             -----
    Present value of future
      minimum payments                       4,484
    Less current maturities                  2,041
                                             -----
    Long-term debt                         $ 2,443
                                             -----
                                             -----

    Assets recorded under capital leases are included in property at cost of $9,885,000 and $7,993,000, and accumulated depreciation of $3,719,000 and $1,854,000 at September 30, 1995 and 1994, respectively. Interest paid for the years ended September 30, 1995, 1994 and 1993 was $779,000, $687,000
    and $546,000, respectively.

5.  MEDICARE COST REIMBURSEMENT

    Approximately 76%, 74% and 73% of revenue for the years ended September 30, 1995, 1994 and 1993, respectively, was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    The Company has received NPRs challenging $12.1 million of costs as of September 30, 1995. There was an additional $15.1 million of costs at September 30, 1995 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($27.2 million at September 30, 1995) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. These disputed costs (including the extrapolated impact) of $27.2 million at September 30, 1995 arose in the fiscal years ended September 30, 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million). The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels. The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 60% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery.
    The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits relate to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues.

    The Company, based on its analysis process, believes that recovery of $6,396,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled
    that amount as of September 30, 1995.   The net amount of disputed costs
    which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at September 30, 1995 were $26,034,000, including the receivables (net of reserves) for disputed costs
    of $20,771,000.    As of September 30, 1995 the Company had received
    $4,480,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $17,592,000 as of September 30, 1995 have been classified as a non-current asset.

    The reserve balance of $6,396,000 at September 30, 1995 has been recorded during fiscal 1993 ($1,100,000), 1994 ($3,861,000), and 1995 ($1,435,000),
    based on the timing of information that was available to make an assessment of assurance of recovery of the disputed costs. In connection therewith, based on information that became available in the last fiscal quarter of 1994, adjustments to the Medicare reserves of $2,639,000 were recorded in that fiscal quarter.

6.  COMMITMENTS AND CONTINGENCIES

    The Company is obligated under several noncancelable operating leases for office space and equipment. Total rental expense for all operating leases was $4,005,000, $3,666,000 and $2,763,000, for the years ended September
    30, 1995, 1994 and 1993, respectively.

    Future minimum rental payments as of September 30, 1995 for operating leases with noncancelable terms in excess of one year are as follows (in thousands):


    YEAR ENDING
    SEPTEMBER 30
    -----------------------
    1996                             $ 3,381
    1997                               2,567
    1998                               1,592
    1999                               1,110
    2000                                 435
    Thereafter                           369
                                       -----
    Total minimum payments           $ 9,454
                                       -----
                                       -----

    The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

7.  CAPITAL TRANSACTIONS

    STOCK OPTION PLAN
    The Company has adopted a stock option plan to provide for the granting of options to purchase up to a maximum of 3,150,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity (in thousands, except per share amounts):

                                          NUMBER OF SHARES
                                     ------------------------
                                     AVAILABLE
                                     FOR GRANT    OUTSTANDING        EXERCISE PRICES
                                     ---------    -----------        ---------------
    Balance - September 30, 1992         854         1,139           $  .53 to $5.38

    Options granted                     (449)          449           $ 2.94 to $5.94
    Options exercised                      -           (76)          $  .69 to $4.44
    Options cancelled                    109          (109)          $ 1.03 to $5.50
                                        ----         -----

    Balance - September 30, 1993         514         1,403           $  .53 to $5.94

    Options granted                     (360)          360           $ 1.88 to $4.06
    Options exercised                      -          (117)          $  .54 to $2.69
    Options cancelled                    211          (211)          $ 1.03 to $5.94
                                        ----         -----

    Balance - September 30, 1994         365         1,435           $  .53 to $5.63

    Additional options authorized        650             -
    Options granted                     (637)          637           $ 1.75 to $3.06
    Options exercised                      -          (314)          $  .53 to $2.50
    Options cancelled                    273          (273)          $ 1.03 to $5.44
                                        ----         -----

    Balance - September 30, 1995         651         1,485           $  .53 to $5.63
                                        ----         -----
                                        ----         -----


    At September 30, 1995, options for the purchase of 698,000 shares of common stock are currently exercisable at prices ranging from $.53 to $5.63 per share.

    In 1995, two officers of the Company surrendered 109,000 shares of common stock to the Company at fair market value in lieu of cash payment for the exercise of 194,000 options.

    WARRANTS
    As of September 30, 1995, private warrants issued in January 1993 totalling 96,000 and expiring January 1996, are exercisable at $6.00 per share.

    In April 1994, 150,000 shares of common stock were issued in exchange for 300,000 private warrants issued in January 1991 and expiring January 1996.

    STOCK PURCHASE PLAN
    The Company has a plan whereby eligible employees may purchase the Company's common stock at the lower of 85% of the market price at the time of grant or the time of purchase. There are 700,000 shares reserved for this plan of which 124,000 shares were issued on September 30, 1995 at $1.96 per share, 144,000 shares were issued on September 30, 1994 at $1.96 per share and 116,000 shares were issued on September 30, 1993 at $3.40 per share.

8.  INCOME TAXES

    The income tax provision for the years ended September 30, 1995, 1994 and 1993 consisted of (in thousands):


    1995                    FEDERAL           STATE            TOTAL
                            -------           -----            -----
    Current                 $ 2,505           $ 593          $ 3,098
    Deferred                 (1,380)           (332)          (1,712)
                             ------            ----           ------
                            $ 1,125           $ 261          $ 1,386
                             ------            ----           ------
                             ------            ----           ------

    1994                    FEDERAL           STATE            TOTAL
                            -------           -----            -----
    Current                 $   483           $  46          $   529
    Deferred                   (138)             46              (92)
                             ------            ----           ------
                            $   345           $  92          $   437
                             ------            ----           ------
                             ------            ----           ------

    1993                    FEDERAL           STATE            TOTAL
                            -------           -----            -----
    Current                 $   437           $  94          $   531
    Deferred                    291              43              334
                             ------            ----           ------
                            $   728           $ 137          $   865
                             ------            ----           ------
                             ------            ----           ------

    The income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes for each of the years ended September 30, 1995, 1994 and 1993 as follows (in thousands):

                                          1995        1994         1993
                                         ------      ------       ------
    Tax at Federal statutory rate      $ 1,022       $ 233        $ 664
    State income taxes,
      net of Federal benefit               231          92           90
    Officers life insurance                 24          24           45
    Goodwill amortization                   33          44           44
    Meals and entertainment                 81          32           34
    Other                                   (5)         12          (12)
                                         -----        ----         ----
    Income tax expense                 $ 1,386       $ 437        $ 865
                                         -----        ----         ----
                                         -----        ----         ----

    The tax benefit related to the exercise of employee stock options is recorded as additional paid-in-capital.

    Income taxes paid during the years ended September 30, 1995, 1994 and 1993 were $2,376,000, $31,000 and $1,566,000, respectively.

    The Company adopted SFAS No. 109 as of the beginning of fiscal year 1993. The cumulative effect on prior years of this change in accounting principle reduced 1993 net income by $72,000, and is reported separately in the consolidated statement of income for the year ended September 30, 1993.

    The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities at September 30, 1995 and 1994 are as follows:

                                                    1995                             1994
                                          ------------------------          ------------------------
                                          CURRENT        LONG-TERM          CURRENT        LONG-TERM
                                           ASSET         LIABILITY           ASSET         LIABILITY
                                          -------        ---------          -------        ---------
    Bad debt allowance                    $   335         $     -            $ 397          $     -
    Depreciation and amortization               -           2,031                -            2,047
    Insurance accruals                      1,397               -              225                -
    Capitalized items expensed
      for taxes                                 -             372                -              516
    Deferred revenue                            -            (479)               -                -
    Vacation                                  318               -              240                -
    AMT credit carry forward                    -               -                -             (321)
    Other                                      79            (199)             (62)            (157)
                                            -----           -----              ---            -----
                                          $ 2,129         $ 1,725            $ 800          $ 2,085
                                            -----           -----              ---            -----
                                            -----           -----              ---            -----


9.  SUBSEQUENT EVENTS

    On October 24, 1995, the Company closed an agreement with Manor Healthcare Corp., a wholly owned subsidiary of Manor Care, Inc., a national health care and international lodging firm. Pursuant to this agreement, the Company conducted a cash self-tender offer and purchased 6,750,000 shares of its common stock (41% of outstanding) at $3.40 per share and Manor Healthcare purchased 6,750,000 shares from the Company at $3.40 per share. In addition, Manor Healthcare invested $20 million to purchase redeemable convertible preferred shares and a warrant to purchase 6,000,000 shares of common stock at an exercise price of $3.75 per share. These transactions have resulted in net cash proceeds to the Company of $18 million (after transaction costs of approximately $2 million). The redeemable preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertiable into 10 million common shares at an initial conversion price of $2 per share. The redeemable preferred shares bear dividends payable quarterly at 12% per annum. The Company's pro forma loss per share for 1995 would be $.07 assuming the transactions occurred on October 1, 1994, as a result of an assumed dividend on redeemable preferred shares of $2,400,000 and redeemable preferred share accretion of $291,000. The proforma effect on shareholders' equity of the Company at September 30, 1995, assuming the transactions occurred on such date, would be a reduction of $500,000 (comprised of the $2 million in transaction costs less the $1.5 million fair value of the warrant issued).

    Upon the close of the agreement, the Company granted options to purchase 650,000 shares of the Company's common stock to certain Company officers and employees with exercise prices equal to the fair value of the Company's common stock at the date of grant.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

    FISCAL 1995 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    FIRST        SECOND       THIRD        FOURTH
                                   QUARTER      QUARTER      QUARTER      QUARTER
                                   -------      -------      -------      -------
    Service revenue                $32,334      $32,593      $32,239      $32,650
    Income from operations             995        1,018          820          941
    Net income                         422          421          347          431
    Net income per share               .03          .03          .02          .02


    FISCAL 1994 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    FIRST        SECOND       THIRD        FOURTH
                                   QUARTER      QUARTER      QUARTER      QUARTER
                                   -------      -------      -------      -------
    Service revenue                $29,780      $30,167      $30,591      $29,947
    Income (loss) from operations    1,375          979          597       (1,598)
    Net income (loss)                  646          410          152         (961)
    Net income (loss) per share        .04          .03          .01         (.06)


    See Note 5 for a discussion of a fourth quarter adjustment recorded to the Company's Medicare reserve.

11. RECENTLY ISSUED ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which will be effective in fiscal 1997. The Company has not determined the effect of the new standard on the financial statements.

INDEPENDENT AUDITORS' REPORT

In Home Health, Inc.:

We have audited the accompanying consolidated balance sheets of In Home Health, Inc. as of September 30, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of In Home Health, Inc. as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective October 1, 1992 the Company changed its method of accounting for income taxes.


/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 22, 1995, except for the second paragraph of Note 3, as to which the date is December 14, 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information required under this Item with respect to directors will be contained in the section entitled "Election of Directors" in the Company's 1996 Proxy Statement, and is incorporated herein by reference.

         Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this item will be contained in the section entitled "Executive Compensation and Other Information" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item will be contained in the section entitled "Election of Directors - Certain Transactions" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  DOCUMENTS FILED AS A PART OF THIS REPORT

         1.   FINANCIAL STATEMENTS

         The Consolidated Financial Statements filed with this Form 10-K are listed in Item 8 above.

         2.   FINANCIAL STATEMENT SCHEDULES

         The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                            PAGE
                                                                            ----
         In Home Health, Inc.:
           Independent Auditors' Report  . . . . . . . . . . . . . . . . . .  29
           Schedules for the Years Ended September 30, 1995, 1994 and 1993:
               II - Valuation and Qualifying Accounts and Reserves . . . . .  34

         All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

(c)      EXHIBITS:


    EXHIBIT NO.       DESCRIPTION
    -----------       -----------
    3.1               Restated Articles of Incorporation, as amended.
    3.2               Restated Bylaws.
    4.1               Form of specimen Common Stock certificate. (i)
    4.2               Form of specimen certificate for Series A Preferred Stock.
    4.3               Certificate of Designation of the Series, Number of Shares in Series,
                      Dividend Rate, Redemption Price, Liquidation Price, Conversion Right
                      and Other Rights and Preferences of the Series A Preferred Stock ($1.00
                      par value) of In Home Health, Inc.
    10.1              Revolving Credit Agreement dated September 24, 1992 as amended, with First Bank National Association.
    10.2              Management Incentive Plan in place for fiscal 1995.
    10.3              Lease agreement dated October 24, 1991 with Minnesota CC
                      Properties, as amended.
    10.4              The Company's 1987 Stock Option Plan, as amended.
    10.5              The Company's 1995 Stock Option Plan, as amended.
    10.6              Stock exchange agreement between In Home Health, Inc. and Robert
                      L. Hancock dated January 11, 1993. (ii)
    10.7              Asset purchase agreement between In Home Health, Inc., Robert L.
                      Hancock and CareServices of Raleigh Limited Partnership dated
                      January 11, 1993.  (ii)
    10.8              Asset purchase agreement between In Home Health, Inc., Carolyn
                      Kelley and Accent On Care Home Health Services, Ltd. dated
                      January 22, 1993.  (iii)
    10.9              Stock exchange agreement between In Home Health, Inc., John B.
                      Syer, Scott L. Pachter, R. Evelyn Wool, Anita W. Fuering, Carol
                      L. Michaelis, Cynthia A. Heide, Jane M. Hixon, Margaret D.
                      Sullivan and Stephanie H. Shipman dated February 12, 1993. (iv)
    10.10             Asset purchase agreement between In Home Health, Inc.,
                      Carol I. Peake and ENS, Inc. dated January 14, 1994.  (vi)
    10.11             Partnership purchase agreement between In Home Health, Inc. and
                      Riata Health Care, Inc., Red Health Care, Inc., Crimson Health
                      Care, Inc., William W. Sullivan, Jr., Warren Neely and Dennis
                      Gutzman dated May 23, 1994.  (vii)
    10.12             Asset purchase agreement between In Home Health, Inc., RI
                      Investments, Inc. Green Investments, Inc., Maroon
                      Investments, Inc., William W. Sullivan, Jr., Warren Neely,
                      Dennis Gutzman and RI Partners dated May 23, 1994.  (vii)
    10.13             Securities Purchase and Sale Agreement dated May 2, 1995,
                      as amended between the Company and Manor Healthcare Corp.
                      (viii)
    10.14             Employment Agreement between the Company and Judy M. Figge dated May 2, 1995. (viii)
    10.15             Employment Agreement between the Company and Kenneth J. Figge dated May 2, 1995. (viii)
    10.16             Employment Agreement between the Company and James J. Lynn dated October 24, 1995.  (viii)
    10.17             Employment Agreement between the Company and Cathy R. Reeves dated October 24, 1995.  (viii)
    10.18             Employment Agreement between the Company and Margaret L. Maxon dated October 24, 1995.  (viii)
    10.19             Letter of Credit Agreement dated December 14, 1995 with Harris
                      Trust and Savings Bank.
    11                Computation of Per Share Earnings
    24                Independent Auditors' Consent
---------------------
    (i)               Incorporated herein by reference to the Registrant's Registration
                      Statement (Form S-18) No. 33-17228C.
    (ii)              Incorporated herein by reference to the Registrant's current report on Form 8-K dated January 15, 1993.
    (iii)             Incorporated herein by reference to the Registrant's current report on Form 8-K dated January 22, 1993.
    (iv)              Incorporated herein by reference to the Registrant's current report on Form 8-K dated February 12, 1993.
    (v)               Incorporated herein by reference to the Registrant's annual report on Form 10-K for the year ended September 30, 1991.
    (vi)              Incorporated herein by reference to the Registrant's current report on Form 8-K dated January 17, 1994.
    (vii)             Incorporated herein by reference to the Registrant's current report on Form 8-K dated May 26, 1994.
    (viii)            Incorporated herein by reference to the Registrant's current report on Form 8-K dated May 2, 1995.
    (ix)              Filed as Appendix II to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held October 23, 1995.

                                      31

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minnetonka, Minnesota.

IN HOME HEALTH, INC.


By:           /s/  Mark L. Gildea
    ----------------------------------------
Mark L. Gildea, Chief Executive Officer


Date: December 29, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.


SIGNATURE                               TITLE                           DATE
---------                               -----                           ----


 /s/ Mark L. Gildea            Chief Executive Officer            December 29, 1995
-------------------------      and Director
Mark L. Gildea                 (principal executive officer)


 /s/ Judy M. Figge             President and Director             December 29, 1995
-------------------------
Judy M. Figge


 /s/ Kenneth J. Figge          Executive Vice President,          December 29, 1995
-------------------------      Chief Financial Officer,
Kenneth J. Figge               Secretary, and Director
                               (principal financial officer)


 /s/ James J. Lynn             Director                           December 29, 1995
-------------------------
James J. Lynn


 /s/ Joseph Buckley            Director                           December 29, 1995
-------------------------
Joseph Buckley


 /s/ Donald C. Tomasso         Director                           December 29, 1995
-------------------------
Donald C. Tomasso


 /s/ James H. Rempe            Director                           December 29, 1995
-------------------------
James H. Rempe


                              IN HOME HEALTH, INC.
                           SCHEDULE AND EXHIBIT INDEX

SCHEDULE                                                                 PAGE
--------                                                               --------

     II   Valuation and Qualifying Accounts and Reserves                   34


EXHIBIT
-------

     3.1   Restated Articles of Incorporation, as amended                   35

     3.2   Restated Bylaws                                                  38

     4.2   Form of specimen certificate of Series A Preferred Stock         63

     10.1  Amendments No. 4 and 5 to Second Amended and Restated Credit
           Agreement                                                        65

     10.2  Management Incentive Plan in place for fiscal 1995               78

     10.3  Amendment to Lease Agreement with Minnesota CC Properties        82

     10.4  1987 Stock Option Plan, as amended                               86

     10.5  1995 Stock Option Plan, as amended                               98

     10.19 Letter of Credit Agreement dated December 14, 1995 with Harris
           Trust and Savings Bank                                           110

     11    Computation of Earnings per Share                                114

     24    Independent Auditors' Consent                                    115

     27    Financial Data Schedule                                          116

                                                                     SCHEDULE II

                              IN HOME HEALTH, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------

COLUMN A                                             COLUMN B                     COLUMN C                 COLUMN D       COLUMN E
----------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                                                             ----------

                                                                                           (2)
                                                                         (1)               CHARGED                        BALANCE
                                                     BALANCE AT          CHARGED TO        TO OTHER                       AT
                                                     BEGINNING           COSTS AND         ACCOUNTS-       DEDUCTIONS     END OF
CLASSIFICATION                                       OF PERIOD           EXPENSES          DESCRIBE        -DESCRIBE      PERIOD
                                                                                           (B)             (A)
----------------------------------------------------------------------------------------------------------------------------------
1995
----

Allowance for Doubtful Accounts - Current              $ 1,029            $ 856           $   -            $ 1,018        $   867

Medicare Reserve                                         4,961               -              1,435               -           6,396



1994
----
Allowance for Doubtful Accounts - Current              $   859            $ 914           $   -            $   744        $ 1,029

Medicare Reserve                                         1,100               -              3,861               -           4,961


1993
----

Allowance for Doubtful Accounts - Current              $   576            $ 427           $   -            $   144        $   859

Medicare Reserve                                            -                -              1,100                -          1,100


(A) Write-off of Bad Debts, Net of Recoveries and acquisition balances.
(B) Adjustment to Medicare reserve.
