Form 10-Q
period 1995-12-31
IN HOME HEALTH INC /MN/
filed 1996-02-14
CIK 818645

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q


                  X  QUARTERLY REPORT PURSUANT TO
                    SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended December 31, 1995


                  COMMISSION FILE NO. 0-17490


                       IN HOME HEALTH, INC.
      (Exact name of registrant as specified in its charter)


    Minnesota                                41-1458213
  (State or other jurisdiction of            I.R.S. Employer Identification No.)
    incorporation or organization)



                   Carlson Center, Suite 500
                     601 Lakeshore Parkway
               Minnetonka, Minnesota  55305-5214
            (Address of principal executive offices)
                           (Zip Code)

                           612-449-7500

      (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x (1) No


  As of January 31, 1996, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,290,137 shares.

                       IN HOME HEALTH, INC.
                              INDEX



                                                                 PAGE NO.


PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                 Consolidated Balance Sheets -                       2-3
                 December 31, 1995 and September 30,
                 1995

                 Consolidated Statements of Operations -               4
                 For the three months ended December 31,
                 1995 and 1994

                 Consolidated Statements of Cash Flows -               5
                 For the three months ended December 31,
                 1995 and 1994

                 Notes to Unaudited Consolidated                    6-10
                 Financial Statements

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS              11-15
                 OF THE FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

PART II.         OTHER INFORMATION

                       IN HOME HEALTH, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands)

                              ASSETS

                                              Dec. 31, 1995   Sept. 30,
                                                (Unaudited)        1995
                                                 ----------      ------
Current Assets:
 Cash and cash equivalents                          $21,723      $3,665
 Accounts receivable (net of allowances
  of $917 and $867 in December and
  September 1995, respectively)                      14,533      14,130
 Deferred income tax                                  2,856       2,129
 Prepaid expenses and other current assets            1,657       1,470
                                                     ------      ------
  Total current assets                               40,769      21,394
                                                     ------      ------
Property:
 Furniture and equipment                              9,811       9,997
 Computer equipment and software                      7,747       7,480
 Leasehold improvements                                 778         807
                                                     ------      ------
  Total                                              18,336      18,284
 Accumulated depreciation                            (7,648)     (7,163)
                                                     ------      ------
   Property - net                                    10,688      11,121
                                                     ------      ------
Other Assets:
 Accounts receivable                                 18,443      17,592
 Goodwill, net                                        5,708       5,748
 Deposits                                               550         558
 Other assets                                           618       1,146
                                                     ------      ------
  Total other assets                                 25,319      25,044
                                                     ------      ------
Total Assets                                        $76,776     $57,559
                                                     ======      ======




    See Notes to Unaudited Consolidated Financial Statements.

                       IN HOME HEALTH, INC.
             CONSOLIDATED BALANCE SHEETS (continued)
                      (Amounts in thousands)

               LIABILITIES AND SHAREHOLDERS' EQUITY

           Dec. 31, 1995                           Sept. 30,
                                                 (Unaudited)        1995
                                                  ---------      -------
Current Liabilities:
 Current maturities of long-term debt                $1,998       $2,041
 Accounts payable                                     4,807        4,468
 Accrued liabilities:
  Third party                                         5,063        4,480
  Compensation                                        4,665        4,142
  Insurance                                           5,361        5,127
  Income tax                                            759          240
  Other                                                 755          791
                                                     ------       ------
   Total current liabilities                         23,408       21,289
                                                     ------       ------
Long-Term Debt                                        1,979        2,443
Deferred Revenue                                      1,136        1,242
Deferred Rent Payable                                   313          351
Deferred Income Tax                                   1,769        1,725
Commitments and Contingencies                           --           --

Redeemable Convertible Preferred Stock -
 $1.00 par value authorized 200 shares;
 issued and outstanding
 December 31 - 200 shares;
 September 30 - none                                 18,548          --

Shareholders' Equity:
 Preferred stock - authorized 800 shares                --           --
 Common stock - $.01 par value:
   authorized - 40,000 shares;
   issued and outstanding -
   December 31 - 16,290 shares;
  September 30 - 16,277 shares                          163          163
 Additional paid-in capital                          23,748       24,230
 Retained earnings                                    5,712        6,116
                                                     ------       ------
   Total shareholders' equity                        29,623       30,509
                                                     ------       ------
Total Liabilities and Shareholders' Equity          $76,776      $57,559
                                                     ======       ======

    See Notes to Unaudited Consolidated Financial Statements.

                       IN HOME HEALTH, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
      For the Three Months Ended December 31, 1995 and 1994
         (Amounts in thousands except per share amounts)

                                                       1995        1994
                                                     ------      ------
Revenue (net of Medicare reserves of
 $450 and $281 in 1995 and 1994,
 respectively)                                      $32,468     $32,334
                                                     ------      ------
Operating Expenses:
 Direct costs of revenue
  (primarily payroll related costs)                  17,886      18,210
 General, administrative and
  selling expenses                                   14,473      13,129
                                                     ------      ------
   Total operating expenses                          32,359      31,339
                                                     ------      ------
Income From Operations                                  109         995
                                                     ------      ------
Interest:
 Interest income                                        205         --
 Interest expense                                      (134)       (213)
                                                     ------      ------
  Net interest income (expense)                          71        (213)
                                                     ------      ------
Income Before Income Taxes                              180         782
Income Tax Expense                                       82         360
                                                     ------      ------
Net Income                                          $    98     $   422
                                                     ======      ======
Earnings (Loss) Applicable to Common Stock$            (404)    $   422
                                                     ======      ======
Earnings (Loss) Per Common and
  Common Equivalent Share                           $  (.02)    $   .03
                                                     ======      ======
Weighted Average Common and
  Common Equivalent Shares Outstanding               16,473      16,149






    See Notes to Unaudited Consolidated Financial Statements.
      5                IN HOME HEALTH, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
      For the three months ended December 31, 1995 and 1994
                      (Amounts in thousands)

                                                       1995        1994
                                                     ------      ------
Cash Flows From Operating Activities:
 Net income                                         $    98     $   422
 Adjustments:
  Depreciation and amortization                         842         810
  Accounts receivable                                (1,254)     (1,699)
  Prepaid expenses and other assets                     261        (146)
  Accounts payable                                      339        (104)
  Accrued liabilities                                 1,823       1,911
  Deferred liabilities                                 (827)       (632)
                                                     ------      ------
   Net cash provided by operating
     activities                                       1,282         562
                                                     ------      ------
Cash Flows from Investing Activities:
 Acquisition of property                               (300)       (235)
 Advances to officers and employees                      19          17
                                                     ------      ------
  Net cash used by investing activities                (281)       (218)
                                                     ------      ------
Cash Flows from Financing Activities:
 Payment of long term debt                             (507)       (543)
 Issuance of common stock                                31           6
 Issuance of preferred stock and warrants            17,987         --
 Preferred dividends paid                              (454)        --
                                                     ------      ------
  Net cash provided (used) by
   financing activities                              17,057        (537)
                                                     ------      ------
Cash and Cash Equivalents:
 Net increase (decrease)                             18,058        (193)
 Beginning of period                                  3,665         911
                                                     ------      ------
  End of period                                      $21,723    $   718
                                                     ======      ======
Supplemental Cash Flow Information:
 Cash paid during the period for:
  Interest                                          $   134     $   226
                                                     ======      ======
  Income taxes                                      $   246     $    21
                                                     ======      ======
Noncash Investing and Financing Activities:
 Property acquired by capital lease                 $   --      $   441
                                                     ======      ======

    See Notes to Unaudited Consolidated Financial Statements.

                       IN HOME HEALTH, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
  In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of December 31, 1995 and the results of operations and its cash flows for the three month periods ended December 31, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary earnings per common and common equivalent share is computed by dividing the earnings applicable to common stock, as adjusted for the dividends and accretion on the Preferred Stock (see Note 4) by the weighted average number of shares of common stock and common stock equivalents, consisting of dilutive stock options and warrants, outstanding during the period. Earnings per share assuming full dilution would be substantially the same.

Primary EPS for the three months ended December 31, 1995 and 1994 are as follows:

                                                       1995         1994
                                                       ----         ----
  Shares outstanding:
   Weighted average outstanding                      16,286       15,952
   Shares issuable in connection with stock
     options and warrants less shares
     purchasable from proceeds                          187          197
                                                     ------       ------
   Adjusted outstanding                              16,473       16,149
                                                     ======       ======
  Adjusted net income applicable to common
  stockholders:
   Net income                                       $    98     $    422
   Dividends on preferred stock                        (454)         --
   Preferred stock accretion                            (48)         --
                                                     ------       ------
   Earnings (loss) applicable to
     common stock                                   $  (404)    $    422
                                                     ======       ======
  Earnings (loss) per common and
   common equivalent share                          $  (.02)    $    .03
                                                     ======       ======

3. COMMITMENTS AND CONTINGENCIES
  Approximately 74% of revenue for the three months ended December 31, 1995 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

  The Company has received NPRs challenging $13.4 million of costs as of December 31, 1995. There was an additional $15.2 million of costs at December 31, 1995 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($28.6 million at December 31, 1995) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. These disputed costs (including the extrapolated impact) of $28.6 million at December 31, 1995 arose in the fiscal years ended September 30, 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million) and $1.4 million for the three months ending December 31, 1995. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years.
The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

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

  The Company, based on its analysis process, believes that recovery of $6,846,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of December 31, 1995. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at December 31, 1995 were $26,405,000, including the receivables (net of
reserves) for disputed costs of $21,720,000.    As of December 31,
1995 the Company had received $5,063,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $18,443,000 as of December 31, 1995 have been classified as a non-current asset.

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK
  Redeemable convertible preferred stock was issued to Manor Healthcare Corp. on October 24, 1995. The preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 10 million common shares at an initial conversion price of $2.00 per share. The redeemable preferred shares bear dividends payable quarterly at 12% per annum. The redeemable preferred stock will accrete over five years from its fair value of $18,500,000 on the date of issuance to its redeemable value of $20,000,000 as of the redemption date.



5. RELATED PARTY TRANSACTIONS
  On October 24, 1995 the Company closed an agreement with Manor Healthcare Corp., a wholly owned subsidiary of Manor Care, Inc., a national health care and international lodging firm. Pursuant to this agreement, the Company conducted a cash self-tender offer and purchased 6,750,000 shares of its common stock (41% of outstanding) at $3.40 per share and Manor Healthcare purchased 6,750,000 shares from the Company at $3.40 per share. In addition, Manor Healthcare Corp. invested $20 million to purchase redeemable convertible preferred shares and a warrant to purchase 6,000,000 shares of common stock at an exercise price of $3.75 per share.

  The Purchase Agreement with Manor Healthcare Corp. also contemplated that the Company and Manor Healthcare would enter into agreements or arrangements which they deem prudent and mutually beneficial for the provision of services between them on terms that are fair to each party. Although no such arrangements have been finalized, it is contemplated that the Company and Manor Healthcare will enter into an agreement whereby Manor Healthcare or its parent company, Manor Care, Inc. will provide to the Company certain administrative services, financial and treasury management services, reimbursement matter services, legal services, accounting services and other similar types of services. Since no such agreement has been finalized, administrative fees of $556,000 were accrued based on a time allocation method which Manor Healthcare Corp. utilized to charge administrative services to all of its subsidiaries. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Healthcare Corp. on the Company's behalf. Based solely on this accrual, $556,000 was payable (but not paid) to Manor Healthcare Corp. at December 31, 1995.

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

Results of Operations

  Revenue for the three months ended December 31, 1995, was even with the same period in the prior year. Revenue increased 3% as a result of pricing and mix changes which is offset by a 3% reduction in units of services provided.

  Direct costs of revenue, as a percentage of sales, were 55% for the three months ended December 31, 1995 as compared to 56% for the comparable prior year period. The decrease was due to reduced volume within our Visit division along with growth in general, administrative and selling expenses.

  Total operating expenses increased 3% for the three months ended December 31, 1995 as compared to no increase in revenue. The increase in operating expenses is principally a result of absorbing Manor Healthcare management personnel within In Home Health operations (see Note 5 to the accompanying financial statements) and increased costs associated with establishment of our Hospice program. The reduced Visit Division volume accompanied by increased costs, has resulted in costs exceeding Medicare allowable reimbursement ceilings in certain markets. As a result, the increase in revenue is not proportionate with the increase in operating expenses.

  The increases in general and administrative and selling expenses, combined with the decreased volume in our Visit division, resulted in an increase in gross profit for the three months ended December 31, 1995 to 45% as compared to 44% for the comparable prior year period.

  General administrative and selling expenses, as a percent of revenue, increased to 45% of revenue for the three months ended December 31, 1995 compared to 41% for the comparable prior year period. This increase is principally a result of absorbing Manor Healthcare management personnel within In Home Health operations and increased costs associated with establishment of our Hospice program.

  Net interest income was $71,000 for the three months ended December 31, 1995 compared to net interest expense of $213,000 for the comparable prior year period. Interest earnings are a result of earnings on the cash proceeds from the investment by Manor Healthcare Corp. on October 24, 1995 (see Note 5 to the accompanying financial statements).

  Net income totaled $98,000 for the three months ended December
31, 1995 compared to $422,000 in the comparable prior year period. Net income was lower due primarily to costs exceeding Medicare allowable reimbursement ceilings in certain markets.

Liquidity and Capital Resources

  The Company's cash and cash equivalents increased $18,058,000 to $21,723,000 at December 31, 1995. The increase in cash was principally a result of the issuance of preferred stock and common stock warrants to Manor Healthcare Corp. Approximately 74% of revenue for the three months ended December 31, 1995 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered.
Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

  The Company has received NPRs challenging $13.4 million of costs as of December 31, 1995. There was an additional $15.2 million of costs at December 31, 1995 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($28.6 million at December 31, 1995) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. These disputed costs (including the extrapolated impact) of $28.6 million at December 31, 1995 arose in the fiscal years ended September 30, 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million) and $1.4 million for the three months ending December 31, 1995. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years.
The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

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

  The Company, based on its analysis process, believes that recovery of $6,846,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of December 31, 1995. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at December 31, 1995 were $26,405,000, including the receivables (net of
reserves) for disputed costs of $21,720,000.    As of December 31,
1995 the Company had received $5,063,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $18,443,000 as of December 31, 1995 have been classified as a non-current asset.

  The Company's line of credit with a commercial bank expired in December 1995. Simultaneously, therewith, in December 1995, the Company obtained a new letter of credit facility for $4,520,000. The letter of credit is collateralized by secured investments and will expire on December 12, 1996.

  The Company's current cash and cash equivalents are expected to provide sufficient capital to fund the Company's operations and expansion plans through fiscal 1996.

  On October 24, 1995 the Company consummated a Securities Purchase and Sale Agreement with Manor Healthcare Corp. under which the Company received net cash proceeds of $18 million. These proceeds will be available to the Company for general corporate purposes. The Company anticipates that it will principally use the proceeds to invest in the expansion of Company operations into the eight geographic areas where Manor Healthcare is present and the Company is not, and to finance the Company's continued operations.

PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS - None

ITEM 2 -  CHANGES IN SECURITIES - None

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Shareholders on October 24, 1995. The shareholders present in person or in proxy voted to approve the partnership with Manor Healthcare Corp. Pursuant to this partnership, In Home Health completed a tender offer in which it purchased 6,750,000 shares for $3.40 in cash per share. Manor Healthcare Corp., a wholly-owned subsidiary of Manor Care, purchased 6,750,000 common shares from In Home Health for $3.40 in cash per share for an aggregate purchase price of $22,950,000. In addition, Manor Healthcare invested $20 million in In Home Health to purchase redeemable convertible preferred stock (with voting rights on an as-if converted basis) and a 3-year warrant to purchase an additional 6 million shares of common stock.

     On the proposal to approve the Securities Purchase and Sale Agreement between the Company and Manor Healthcare Corp., 8,949,552 shares were voted in favor, 287,359 shares were voted against, 131,374 shares abstained, and zero shares broker non-voted.

     On the proposal to approve an amendment to Article III or the Company's Articles of Incorporation to allow for the voting rights of Preferred Stock, 8,412,828 shares were voted in favor, 603,091 shares were voted against, 352,666 shares abstained, and zero shares broker non-voted.

     On the proposal to approve amendments to the Company's 1987 and 1995 Stock Option Plans to (i) provide that the options of non-employee directors of the Company will vest upon a change in control of the Company and that upon a change of control, the Board may grant certain options that depart from the terms of the Plans; (ii) increase the total number of shares available under the 1995 Stock Option Plan from 650,000 to 1,300,000; and (iii) impose a limit of 300,000 shares that can be issued to any participant under each Plan during any fiscal year; 13,177,301 shares were voted in favor, 1,136,339 shares were voted against, 455,873 shares abstained, and zero shares broker non-voted.

ITEM 5 -  OTHER INFORMATION - None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
                    (11) Computation of Per Share Earnings

          (b)  Reports on Form 8-K
                    None

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      In Home Health, Inc.
                                          Registrant



Date:  February 13, 1996               /s/Mark L. Gildea
                                          Mark L. Gildea
                                     Chief Executive Officer




Date:  February 13, 1996              /s/Kenneth J. Figge
                                        Kenneth J. Figge
                                     Executive Vice President
                                      Chief Financial Officer

       18                                                   EXHIBIT (11)


                       IN HOME HEALTH, INC.
                COMPUTATION OF PER SHARE EARNINGS
      For the three months ended December 31, 1995 and 1994
         (Amounts in thousands except per share amounts)


                                                       1995         1994
                                                     ------       ------
PRIMARY:
Net Income                                          $    98     $    422

Preferred stock accretion                               (48)         -
Dividends on preferred stock                           (454)         -
                                                     ------       ------
Earnings (loss) applicable to common stock          $  (404)    $    422
                                                     ======       ======

Shares:
  Weighted average number of shares
     outstanding during the period                   16,286       15,952
  Shares issuable in connection with
     stock options and warrants less
     shares purchasable from proceeds                   187          197
                                                     ------       ------
Total Shares                                         16,473       16,149
                                                     ======       ======
Earnings (Loss) per Common and Common
  Equivalent Share                                  $  (.02)    $    .03
                                                     ======       ======

ASSUMING FULL DILUTION:
Net Income                                          $    98     $    422

Preferred stock accretion                               (48)         -
Dividends on preferred stock                           (454)         -
                                                     ------       ------
Earnings (loss) applicable to common stock          $  (404)    $    422
                                                     ======       ======
Shares:
  Weighted average number of shares
     outstanding during the period                   16,286       15,952
  Shares issuable in connection with
     stock options and warrants less
     shares purchasable from proceeds                   187          197
                                                     ------       ------
Total Shares                                         16,473       16,149
                                                     ======       ======
Earnings (Loss) per Common and Common
  Equivalent Share                                  $  (.02)    $    .03
                                                     ======       ======