Form 10-Q
period 1996-03-31
IN HOME HEALTH INC /MN/
filed 1996-04-26
CIK 818645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1996

                           COMMISSION FILE NO. 0-17490


                              IN HOME HEALTH, INC.
             (Exact name of registrant as specified in its charter)


          MINNESOTA                               41-1458213
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)



                               601 CARLSON PARKWAY
                                    SUITE 500
                        MINNETONKA, MINNESOTA  55305-5214
                    (Address of principal executive offices)
                                   (Zip Code)


                                  612-449-7500
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X (1) No
                                               ---       ---

     As of April 23, 1996, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,325,012 shares.

                              IN HOME HEALTH, INC.
                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               March 31, 1996 and September 30, 1995                       2-3

               Consolidated Statements of Operations -
               For the three and six months ended March 31,
               1996 and 1995                                                4

               Consolidated Statements of Cash Flows -
               For the six months ended March 31, 1996 and 1995             5

               Notes to Consolidated Financial Statements                  6-9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                              10-13

PART II.       OTHER INFORMATION

                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS


                                           March 31, 1996     Sept. 30,
                                            (Unaudited)         1995
                                           --------------     ---------
Current Assets:
 Cash and cash equivalents                     $22,307        $ 3,665
 Accounts receivable, net                       14,052         14,130
 Deferred income tax                             3,018          2,129
 Prepaid expenses and other current assets       1,869          1,470
                                               -------        -------
     Total current assets                       41,246         21,394
                                               -------        -------

Property:
  Furniture and equipment                        9,896          9,997
  Computer equipment and software                8,180          7,480
  Leasehold improvements                           784            807
                                               -------        -------
     Total                                      18,860         18,284

  Accumulated depreciation                      (8,247)        (7,163)
                                               -------        -------

       Property - net                           10,613         11,121
                                               -------        -------

Other Assets:
  Accounts receivable                           19,143         17,592
  Goodwill, net                                  5,669          5,748
  Deposits                                         551            558
  Other assets                                     498          1,146
                                               -------        -------
     Total other assets                         25,861         25,044
                                               -------        -------

Total Assets                                   $77,720        $57,559
                                               -------        -------
                                               -------        -------



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                             March 31, 1996    Sept. 30,
                                               (Unaudited)        1995
                                             --------------    ---------
Current Liabilities:
  Current maturities of long-term debt          $ 1,895        $ 2,041
  Accounts payable                                4,523          4,468
  Accrued liabilities:
    Third party                                   5,731          4,480
    Compensation                                  5,624          4,142
    Insurance                                     6,741          5,127
    Income tax                                      223            240
    Other                                           791            791
                                                -------        -------
      Total current liabilities                  25,528         21,289
                                                -------        -------

Long-Term Debt                                    1,719          2,443
Deferred Revenue                                  1,030          1,242
Deferred Rent Payable                               277            351
Deferred Income Tax                               1,742          1,725
Commitments and Contingencies                       --             --

Redeemable Convertible Preferred
  Stock - $1.00 par value
  authorized 200 shares; issued
  and outstanding March 31 - 200
  shares; September 30 - none                    18,621            --

Shareholders' Equity:
  Preferred stock - authorized 800 shares           --             --
  Common stock - $.01 par value:
     authorized - 40,000 shares;
     issued and outstanding -
     March 31 - 16,290 shares;
     September 30 - 16,277 shares                   163            163
  Additional paid-in capital                     23,474         24,230
  Retained earnings                               5,166          6,116
                                                -------        -------
       Total shareholders' equity                28,803         30,509
                                                -------        -------

Total Liabilities and Shareholders' Equity      $77,720        $57,559
                                                -------        -------
                                                -------        -------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended             Six Months Ended
                                                           March 31                       March 31
                                                    ----------------------        ----------------------
                                                      1996           1995           1996           1995
                                                    -------        -------        -------        -------
Revenue (net of Medicare reserves of
   $400, $290, $850, $571 for the
   respective periods)                              $31,792        $32,593        $64,260        $64,927
                                                    -------        -------        -------        -------

Operating Expenses:
   Direct costs of revenue
     (primarily payroll related costs)               17,141         18,525         35,027         36,735
   General, administrative
     and selling expenses                            14,569         13,050         29,042         26,179
                                                    -------        -------        -------        -------
       Total operating expenses                      31,710         31,575         64,069         62,914
                                                    -------        -------        -------        -------

Income From Operations                                   82          1,018            191          2,013
                                                    -------        -------        -------        -------

Interest:
   Interest income                                      353              9            558              9
   Interest expense                                    (107)          (245)          (241)          (458)
                                                    -------        -------        -------        -------
   Net interest income (expense)                        246           (236)           317           (449)
                                                    -------        -------        -------        -------
Income Before Income Taxes                              328            782            508          1,564
Income Tax Expense                                      202            361            284            721
                                                    -------        -------        -------        -------

Net Income                                         $    126       $    421       $    224        $   843
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------
Earnings (Loss) Applicable to Common Stock         $   (546)      $    421       $   (950)       $   843
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Earnings (Loss) Per Common and
  Common Equivalent Share                          $   (.03)      $    .03       $   (.06)      $    .05
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------
Weighted Average Common
  and Common Equivalent
  Shares Outstanding                                 16,443         16,248         16,458         16,205
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)


                                                1996            1995
                                              --------        -------
Cash Flows From Operating Activities:
  Net income                                  $    224        $   843
                                              --------        -------
  Adjustments:
     Depreciation and amortization               1,620          1,507
     Accounts receivable                        (1,473)        (1,285)
     Prepaid expenses and other assets             126           (155)
     Accounts payable                               55            118
     Accrued liabilities                         4,330          2,507
     Deferred liabilities                       (1,158)        (1,219)
                                              --------        -------

  Net cash provided by operating activities      3,724          2,316
                                              --------        -------

Cash Flows From Investing Activities:
  Acquisition of property                         (785)          (382)
  Advances of officers and employees                10             26
                                              --------        -------
  Net cash used by investing activities           (775)          (356)
                                              --------        -------

Cash Flows From Financing Activities:
  Payment of long-term debt                       (998)        (1,041)
  Issuance of common stock                          24             35
  Issuance of preferred stock and warrants      17,720            --
  Preferred dividends paid                      (1,053)           --
                                              --------        -------
  Net cash provided (used) by
    financing activities                        15,693         (1,006)
                                              --------        -------

Cash and Cash Equivalents:
  Net increase                                  18,642            954
  Beginning of period                            3,665            911
                                              --------        -------
  End of period                               $ 22,307        $ 1,865
                                              --------        -------
                                              --------        -------

Supplemental Cash Flow Information:
  Cash paid during the period for:
     Interest                                 $    241        $   458
                                              --------        -------
                                              --------        -------
     Income taxes                             $  1,167        $   771
                                              --------        -------
                                              --------        -------

Noncash Investing and Financing Activities:
  Property acquired by capital lease          $    128        $   769
                                              --------        -------
                                              --------        -------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS
     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1996 and the results of operations for the three and six months and cash flows for the six month periods ended March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's
Form 10-K.

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

Primary EPS for the three and six months ended March 31, 1996 and 1995 are as follows:


                                                             Three Months        Six Months
                                                          -----------------   -----------------
                                                           1996       1995     1996       1995
                                                          ------     ------   ------     ------
          Shares outstanding:
           Weighted average outstanding                   16,290     15,988   16,288     15,970
           Shares issuable in connection with stock
            options and warrants less shares
            purchasable from proceeds                        153        260      170        235
                                                          ------     ------   ------     ------
           Adjusted outstanding                           16,443     16,248   16,458     16,205
                                                          ------     ------   ------     ------
                                                          ------     ------   ------     ------

          Adjusted net income applicable to common
          stockholders:
           Net income                                   $    126    $   421  $   224    $   843
           Dividends on preferred stock                     (599)       --    (1,053)       --
           Preferred stock accretion                         (73)       --      (121)       --
                                                          ------     ------   ------     ------
           Earnings (loss) applicable to common stock   $   (546)   $   421  $  (950)   $   843
                                                          ------     ------   ------     ------
                                                          ------     ------   ------     ------

          Earnings (loss) per common and common
          equivalent share                              $   (.03)   $   .03  $  (.06)   $   .05
                                                          ------     ------   ------     ------
                                                          ------     ------   ------     ------



3.   COMMITMENTS AND CONTINGENCIES
     Approximately 74% of revenue for the six months ended March 31, 1996 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

     Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, on interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen at the time services were rendered and revenue recorded. These positions taken by Medicare auditors are usually determined from Medicare's Notice of Program Reimbursement ("NPR") which typically are not received until two to three years after the services are rendered. In those situations where the Company decides to not challenge an NPR finding, any revenue relating to these costs, as well as the extrapolated impact, if any, on other open cost reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. The results of all NPRs are included in the analysis process in calculating net Medicare revenue as described above.

     The Company has received NPRs challenging $13.8 million of costs as of March 31, 1996. There was an additional $16.2 million of costs at March 31, 1996 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($30.0 million at March 31, 1996) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. These disputed costs (including the extrapolated impact) of $30.0 million at March 31, 1996 arose in the fiscal years ended September 30, 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million) and $2.8 million for the six months ending March 31, 1996. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

     The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels.
The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 61% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether their level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits related to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March a favorable ruling on the physical therapist issue by the HHS Provider Reimbursement Review Board. This opinion is subject to review and reversal by the HHS Health Care Financing Administration.

     The Company, based on its analysis process, believes that recovery of $7,246,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of March 31, 1996. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at March 31, 1996 were $26,945,000, including the
receivables (net of reserves) for disputed costs of $22,718,000.    As of March
31, 1996 the Company had received $5,731,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $19,143,000 as of March 31, 1996 have been classified as a non-current asset.

     The Company's line of credit with a commercial bank expired in December 1995. The Company has obtained new letter of credit facilities for $5,435,000. The letters of credit are collateralized by secured investments and will expire on December 12, 1996.

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

     The Purchase Agreement with Manor Healthcare Corp. also contemplated that the Company and Manor Healthcare would enter into agreements or arrangements which they deem prudent and mutually beneficial for the provision of services between them on terms that are fair to each party. The Company and Manor Healthcare entered into an agreement dated February 27, 1996 whereby Manor Healthcare or its parent company, Manor Care, Inc. will provide to the Company certain administrative services, financial and treasury management services, reimbursement matter services, legal services, accounting services and other similar types of services until June 30, 1996. This agreement is renewable for three month periods and is terminable upon 90 day notice. Administrative fees of $1,172,000 were accrued from October 24, 1995 based on a time allocation method which Manor Healthcare Corp. utilized to charge administrative services to all of its subsidiaries. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Healthcare Corp. on the Company's behalf. Based solely on this accrual, $1,172,000 was payable (but not paid) to Manor Healthcare Corp. at March 31, 1996.

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

RESULTS OF OPERATIONS

     Revenue for the three and six months ended March 31, 1996 decreased by 2% and 1% respectively over the same periods in the prior year. The decrease is the result of a 5% decline in Visit division revenue offset by a 12% increase in extended hours, infusion and hospice revenue.

     Direct costs of revenue, as a percentage of sales, were 54% and 55% for the three and six month periods ended March 31, 1996 as compared to 57% for the comparable prior year periods. The decrease was due to reduced volume within our Visit division along with an increase in general, administrative and selling expenses.

     Total operating expenses increased 2% for the six months ended March 31, 1996 as compared to a slight decrease in revenue. The increase in operating expenses is principally a result of adding certain management personnel within In Home Health operations and increased costs associated with establishment of our Hospice program. The reduced Visit division volume accompanied by increased costs, has resulted in costs exceeding Medicare allowable reimbursement ceilings in certain markets.

     The increases in general and administrative and selling expenses, combined with the decreased volume in our Visit division, resulted in an increase in gross profit for the three and six months ended March 31, 1996 to 46% and 45%, respectively, as compared to 43% for the comparable prior year periods.

     General administrative and selling expenses, as a percent of revenue, increased to 46% and 45% of revenue, respectively, for the three and six months ended March 31, 1996 compared to 40% for the comparable prior year periods. This increase is principally a result of the addition of certain management personnel necessary to meet strategic plans and increased costs associated with establishment of our Hospice program.

     Net interest income was $246,000 and $317,000, respectively, for the three and six months ended March 31, 1996 compared to net interest expense of $236,000 and $449,000, respectively, for the comparable prior year periods. Interest earnings are a result of earnings on the cash proceeds from the investment by Manor Healthcare Corp. on October 24, 1995 (see Note 5 to the accompanying financial statements).

     For the six months ended March 31, 1996 and 1995, respectively, the Company has recorded income tax expense at 56% and 46% of income before income taxes. The increase in 1996 in the effective tax rate is due to non-deductible expenses being a higher proportion of pretax earnings.

     Net income for the three and six months ended March 31, 1996 was $126,000 and $224,000 compared to $421,000 and $843,000 in the same periods during the previous year. The change in year-to-date net income was principally due to costs exceeding reimbursement ceilings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $18,642,000 to $22,307,000 at March 31, 1996. The increase in cash was principally a result of the issuance of preferred stock and common stock warrants to Manor Healthcare
Corp.   Approximately 74% of revenue for the six months ended March 31, 1996 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

     The Company has received NPRs challenging $13.8 million of costs as of March 31, 1996. There was an additional $16.2 million of costs at March 31, 1996 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($30.0 million at March 31, 1996) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately half of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations, certain corporate expenses, and cost transfers within branch operations. These disputed costs (including the extrapolated impact) of $30.0 million at March 31, 1996 arose in the fiscal years ended September 30, 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million) and $2.8 million for the six months ending March 31, 1996. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

     The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels.
The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 61% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether their level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits related to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March a favorable ruling on the physical therapist issue by the HHS Provider Reimbursement Review Board. This opinion is subject to review and reversal by the HHS Health Care Financial Administration.


     The Company, based on its analysis process, believes that recovery of $7,246,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of March 31, 1996. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at March 31, 1996 were $26,945,000, including the
receivables (net of reserves) for disputed costs of $22,718,000.    As of March
31, 1996 the Company had received $5,731,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $19,143,000 as of March 31, 1996 have been classified as a non-current asset.

     The Company's line of credit with a commercial bank expired in December 1995. The Company has obtained new letter of credit facilities for $5,435,000. The letters of credit are collateralized by secured investments and will expire on December 12, 1996.

     The Company's current cash and cash equivalents are expected to provide sufficient capital to fund the Company's operations and expansion plans through fiscal 1996.

     On October 24, 1995 the Company consummated a Securities Purchase and Sale Agreement with Manor Healthcare Corp. under which the Company received net cash proceeds of $18,000,000. These proceeds will be available to the Company for general corporate purposes. The Company anticipates that it will principally use the proceeds to invest in the expansion of Company operations into the eight geographic areas where Manor Healthcare is present and the Company is not, and to finance the Company's continued operations.

PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS - None.

ITEM 2 -  CHANGE IN SECURITIES - None.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          The Company held its Annual Meeting of Shareholders on February 27, 1996. The shareholders present in person or in proxy voted to re-elect the existing board of directors. Each nominee received the number of votes indicated below. There were no broker non-votes with respect to the election of directors.

          NOMINEES                 VOTES FOR      WITHHELD

          Mark L. Gildea           25,231,327     266,973
          Judy M. Figge            25,099,811     398,489
          Kenneth J. Figge         25,089,281     409,019
          James J. Lynn            25,212,705     285,595
          Donald C. Tomasso        25,254,687     243,613
          Joseph Buckley           25,259,778     238,522
          James M. Rempe           25,245,595     252,705

          The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1996 by a vote of 25,328,492 shares in favor, 63,409 shares against, 106,399 abstaining and zero shares broker non-voted.


ITEM 5 -  OTHER INFORMATION - None.

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


                                                          In Home Health, Inc.
                                                       -------------------------
                                                                Registrant




Date:  April 25, 1996                                    /S/Mark L. Gildea
                                                       -------------------------
                                                                  Mark L. Gildea
                                                         Chief Executive Officer





Date:  April 25, 1996                                     /S/Thomas R. Gross
                                                       -------------------------
                                                                 Thomas R. Gross
                                                     Vice President - Controller