Form 10-Q
period 1996-06-30
IN HOME HEALTH INC /MN/
filed 1996-08-09
CIK 818645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

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


                                  612-449-7500
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x (1) No
                                               ---       ---
     As of August 1, 1996, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,377,399 shares.

                              IN HOME HEALTH, INC.
                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               June 30, 1996 and September 30, 1995                        2-3

               Consolidated Statements of Operations -
               For the three and nine months ended June 30,
               1996 and 1995                                                 4

               Consolidated Statements of Cash Flows -
               For the nine months ended June 30, 1996 and 1995              5

               Notes to Consolidated Financial Statements                 6-10

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                             11-14

PART II.       OTHER INFORMATION                                            15

                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                        June 30, 1996         Sept. 30,
                                                         (Unaudited)            1995
                                                        -------------         ---------
Current Assets:
 Cash and cash equivalents                                $19,755              $ 3,665
 Accounts receivable, net                                  14,606               14,130
 Deferred income tax                                        3,411                2,129
 Prepaid expenses and other current assets                  1,654                1,470
                                                          -------              -------
   Total current assets                                    39,426               21,394
                                                          -------              -------
Property:
 Furniture and equipment                                    9,946                9,997
 Computer equipment and software                            8,481                7,480
 Leasehold improvements                                       831                  807
                                                          -------              -------
   Total                                                   19,258               18,284

 Accumulated depreciation                                  (8,897)              (7,163)
                                                          -------              -------
   Property - net                                          10,361               11,121
                                                          -------              -------
Other Assets:
 Accounts receivable                                       22,914               17,592
 Goodwill, net                                              5,629                5,748
 Deposits                                                     559                  558
 Other assets                                                 558                1,146
                                                          -------              -------
  Total other assets                                       29,660               25,044
                                                          -------              -------
Total Assets                                              $79,447              $57,559
                                                          -------              -------
                                                          -------              -------


                    SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         June 30, 1996       Sept. 30,
                                                          (Unaudited)          1995
                                                         --------------      ---------
Current Liabilities:
 Current maturities of long-term debt                       $ 1,793           $ 2,041
 Accounts payable                                             4,028             4,468
 Accrued liabilities:
  Third party                                                 8,972             4,480
  Compensation                                                6,117             4,142
  Insurance                                                   6,537             5,127
  Income tax                                                    222               240
  Other                                                         561               791
                                                            -------           -------
   Total current liabilities                                 28,230            21,289
                                                            -------           -------
Long-Term Debt                                                1,271             2,443
Deferred Revenue                                                925             1,242
Deferred Rent Payable                                           237               351
Deferred Income Tax                                           1,745             1,725
Commitments and Contingencies                                    --                --

Redeemable Convertible Preferred Stock - $1.00 par value
 authorized 200 shares; issued and outstanding
 June 30 - 200 shares; September 30 - none                   18,693                --

Shareholders' Equity:
 Preferred stock - authorized 800 shares                         --                --
 Common stock - $.01 par value:
   authorized - 40,000 shares;
   issued and outstanding -
   June 30 - 16,377 shares;
   September 30 - 16,277 shares                                 164               163
 Additional paid-in capital                                  23,576            24,230
 Retained earnings                                            4,606             6,116
                                                            -------           -------
   Total shareholders' equity                                28,346            30,509
                                                            -------           -------
Total Liabilities and Shareholders' Equity                  $79,447           $57,559
                                                            -------           -------
                                                            -------           -------

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended        Nine Months Ended
                                                           June 30                   June 30
                                                  -------------------------   ------------------------
                                                      1996          1995         1996          1995
                                                  ------------  -----------   -----------   ----------
Revenue (net of Medicare reserves of
 $180, $218, $1,030, $900 for the
 respective periods)                                 $30,302      $32,239       $94,562       $97,166
                                                     -------      -------       -------       -------
Operating Expenses:
 Direct costs of revenue
   (primarily payroll related costs)                  15,905       18,629        50,932        55,364
 General, administrative
   and selling expenses                               14,218       12,790        43,260        38,969
                                                     -------      -------       -------       -------
   Total operating expenses                           30,123       31,419        94,192        94,333
                                                     -------      -------       -------       -------
Income From Operations                                   179          820           370         2,833
                                                     -------      -------       -------       -------
Interest:
 Interest income                                         268            8           826            17
 Interest expense                                       (114)        (182)         (355)         (640)
                                                     -------      -------       -------       -------
  Net interest income (expense)                          154         (174)          471          (623)
                                                     -------      -------       -------       -------
Income Before Income Taxes                               333          646           841         2,210
Income Tax Expense                                       221          299           505         1,020
                                                     -------      -------       -------       -------
Net Income                                           $   112      $   347       $   336       $ 1,190
                                                     -------      -------       -------       -------
                                                     -------      -------       -------       -------
Earnings (Loss) Applicable to Common Stock           $  (560)     $   347       $(1,510)      $ 1,190
                                                     -------      -------       -------       -------
                                                     -------      -------       -------       -------
Earnings (Loss) Per Common and
  Common Equivalent Share                            $  (.03)     $   .02       $  (.09)      $   .07
                                                     -------      -------       -------       -------
                                                     -------      -------       -------       -------
Weighted Average Common
  and Common Equivalent
  Shares Outstanding                                  16,465       16,401        16,430        16,260
                                                     -------      -------       -------       -------
                                                     -------      -------       -------       -------


                 SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (AMOUNTS IN THOUSANDS)

                                                      1996         1995
                                                   ---------    ----------
Cash Flows From Operating Activities:
 Net income                                         $   336       $ 1,190
                                                    -------       -------
 Adjustments:
   Depreciation and amortization                      2,396         2,365
   Accounts receivable                               (5,798)       (2,057)
   Prepaid expenses and other assets                    198          (730)
   Accounts payable                                    (440)          165
   Accrued liabilities                                7,629         2,822
   Deferred items                                    (1,693)       (1,766)
                                                    -------       -------
     Net cash provided by operating activities        2,628         1,989
                                                    -------       -------
Cash Flows From Investing Activities:
 Acquisition of property                             (1,206)         (570)
 Advances to officers and employees                      42            39
                                                    -------       -------
     Net cash used by investing activities           (1,164)         (531)
                                                    -------       -------
Cash Flows From Financing Activities:
 Payment of long-term debt                           (1,568)       (1,496)
 Notes payable to banks                                  --         1,000
 Issuance of common stock                               127            78
 Issuance of preferred stock and warrants            17,720            --
 Preferred dividends paid                            (1,653)           --
                                                    -------       -------
     Net cash provided (used) by financing
       activities                                    14,626          (418)
                                                    -------       -------
Cash and Cash Equivalents:
 Net increase                                        16,090         1,040
 Beginning of period                                  3,665           911
                                                    -------       -------
  End of period                                     $19,755       $ 1,951
                                                    -------       -------
                                                    -------       -------
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                         $   355       $   636
                                                    -------       -------
                                                    -------       -------
   Income taxes                                     $ 1,932       $ 1,420
                                                    -------       -------
                                                    -------       -------
Noncash Investing and Financing Activities:
  Property acquired by capital lease                $   148       $   907
                                                    -------       -------
                                                    -------       -------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1996 and the results of operations for the three and nine months and cash flows for the nine month periods ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's
Form 10-K.

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

Primary EPS for the three and nine months ended June 30, 1996 and 1995 are as follows:

                                                       Three Months         Nine Months
                                                   -------------------  ---------------------
                                                     1996       1995       1996       1995
                                                   --------  ---------  ---------  ----------
   Shares outstanding:
    Weighted average outstanding                    16,351     16,120    16,279      16,020
    Shares issuable in connection with stock
      options and warrants less shares
      purchasable from proceeds                        114        281       151         240
                                                  --------    -------  --------     -------
    Adjusted outstanding                            16,465     16,401    16,430      16,260
                                                  --------    -------  --------     -------
                                                  --------    -------  --------     -------
   Adjusted net income applicable to common
   stockholders:
    Net income                                    $    112    $   347  $    336     $ 1,190
    Dividends on preferred stock                      (600)        --    (1,653)         --
    Preferred stock accretion                          (72)        --      (193)         --
                                                  --------    -------  --------     -------
    Earnings (loss) applicable to common stock    $   (560)   $   347  $ (1,510)    $ 1,190
                                                  --------    -------  --------     -------
                                                  --------    -------  --------     -------
   Earnings (loss) per common and common
   equivalent share                               $   (.03)   $   .02  $   (.09)    $   .07
                                                  --------    -------  --------     -------
                                                  --------    -------  --------     -------

3. COMMITMENTS AND CONTINGENCIES

  Approximately 73% of revenue for the nine months ended June 30, 1996 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting
Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

   The Company has received NPRs challenging $14.3 million of costs as of June 30, 1996. There was an additional $18.2 million of costs at June 30, 1996 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($32.5 million at June 30, 1996) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 60% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations and certain corporate expenses. These disputed costs (including the extrapolated impact) of $32.5 million at June 30, 1996 arose in the fiscal years ended September 30, 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million) and $5.3 million for the nine months ending June 30, 1996. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

   The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels.
The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 66% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether their level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits related to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March a favorable ruling on the physical therapist issue by the HHS Provider Reimbursement Review Board (PRRB). In May this ruling was reversed by the Health Care Financing Administration. The Company has appealed the decision in the U.S. Federal District Court in Minneapolis. Because the PRRB previously ruled in the

Company's favor, the Company believes it has a strong basis for a favorable outcome on such an appeal. In June, the PRRB ruled that approximately 53% of the $1,700,000 of community liaison costs subject to review as part of this hearing were reimbursable to the Company. The Administrator of HHS' Health Care Financing Administration has decided to review this opinion and has 60 days to uphold or reverse the decision. The Company will, at that time, consider all potential options regarding this issue including whether to appeal the decision to the U.S. District Court. The Company is currently evaluating whether the rationale for the PRRB's decision in this case is applicable to other similar pending disputes which involve a total of $16,700,000 in personnel costs. The Company had previously recorded a reserve equal to 16% of all revenue related to the $1,700,000 of costs as well as the $16,700,000 of costs. The Company will evaluate whether to establish an additional reserve on either or both of these amounts, once the decision of the Administrator is known.

   The Company, based on its analysis process, believes that recovery of $6,696,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of June 30, 1996. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at June 30, 1996 were $30,514,000, including the
receivables (net of reserves) for disputed costs of $25,817,000.    As of June
30, 1996 the Company had received $8,972,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $22,914,000 as of June 30, 1996 have been classified as a non-current asset.

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

   The Purchase Agreement with Manor Healthcare Corp. also contemplated that the Company and Manor Healthcare would enter into agreements or arrangements which they deem prudent and mutually beneficial for the provision of services between them on terms that are fair to each party. The Company and Manor Healthcare entered into an agreement dated February 27, 1996 whereby Manor Healthcare or its parent company, Manor Care, Inc. will provide to the Company certain administrative services, financial and treasury management services, reimbursement services, legal services, accounting services and other similar types of services until June 30, 1996. This agreement is renewable for three month periods and is terminable upon 90 day notice. Administrative fees of $1,224,000 were accrued from October 24, 1995 based on a time allocation method which Manor Healthcare Corp. utilized to charge administrative services to all of its subsidiaries. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Healthcare Corp. on the Company's behalf. Based solely on this accrual, $1,224,000 was payable (but not paid) to Manor Healthcare Corp. at June 30, 1996.

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

RESULTS OF OPERATIONS

   Revenue for the three and nine months ended June 30, 1996 decreased by 6% and 3% respectively over the same periods in the prior year. The decrease is the result of an 8% decline in Visit division revenue offset by a 16% increase in extended hours, infusion and hospice revenue.

   Direct costs of revenue, as a percentage of sales, were 52% and 54% for the three and nine month periods ended June 30, 1996 as compared to 58% and 57%, respectively, for the comparable prior year periods. The decrease was due to reduced volume within our Visit division along with an increase in general, administrative and selling expenses.

General administrative and selling expenses, as a percent of revenue, increased to 47% and 46% of revenue, respectively, for the three and nine months ended June 30, 1996 compared to 40% for the comparable prior year periods. This increase is primarily due to the decline in Visit division volume accompanied by the addition of certain management personnel necessary to meet strategic plans and increased costs associated with our Hospice program. This has resulted in costs exceeding Medicare allowable reimbursement ceilings in certain markets.

   Net interest income was $154,000 and $471,000, respectively, for the three and nine months ended June 30, 1996 compared to net interest expense of $174,000 and $623,000, respectively, for the comparable prior year periods. Interest earnings are a result of earnings on the cash proceeds from the investment by Manor Healthcare Corp. on October 24, 1995 (see Note 5 to the accompanying financial statements).

   For the nine months ended June 30, 1996 and 1995, respectively, the Company has recorded income tax expense at 60% and 46% of income before income taxes. The increase in 1996 in the effective tax rate is due to non-deductible expenses being a higher proportion of pretax earnings.

   Net income for the three and nine months ended June 30, 1996 was $112,000 and $336,000 compared to $347,000 and $1,190,000 in the same periods during the previous year. The change in year-to-date net income was principally due to costs exceeding reimbursement ceilings and the decrease in Visit division volume.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and cash equivalents increased $16,090,000 to $19,755,000 at June 30, 1996. The increase in cash was principally a result of the issuance of preferred stock and common stock warrants to Manor Healthcare Corp. Approximately 73% of revenue for the nine months ended June 30, 1996 was derived from services provided to Medicare beneficiaries. Payment for these services is made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

   The Company has received NPRs challenging $14.3 million of costs as of June 30, 1996. There was an additional $18.2 million of costs at June 30, 1996 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($32.5 million at June 30, 1996) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 60% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations and certain corporate expenses. These disputed costs (including the extrapolated impact) of $32.5 million at June 30, 1996 arose in the fiscal years ended September 30, 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million) and $5.3 million for the nine months ending June 30, 1996. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

   The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels.
The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 66% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether their level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs. The Company has filed two suits against the U.S. Department of Health and Human Services ("HHS") and several members of the Blue Cross Association which act as fiscal intermediaries to administer the Medicare program. The two suits related to the community liaison and physical therapist issues discussed above allege that the defendants have unjustly withheld payments that are owed to the Company for services it provided to Medicare beneficiaries from fiscal 1989 through fiscal 1994. Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March a favorable ruling on the physical therapist issue by the HHS Provider Reimbursement Review Board (PRRB). In May this ruling was reversed by the Health Care Financing Administration. The Company has appealed the decision in the U.S. Federal District Court in Minneapolis. Because the PRRB previously ruled in the Company's favor, the Company believes it has a strong basis for a favorable outcome on such an appeal. In June, the PRRB ruled that approximately 53% of the $1,700,000 of community liaison costs subject to review as part of this hearing were reimbursable to the Company. The Administrator of HHS' Health Care Financing Administration has decided to review this opinion and has 60 days to uphold or reverse the decision. The Company will, at that time, consider all potential options regarding this issue including whether to appeal the decision to the U.S. District Court. The Company is currently evaluating whether the rationale for the PRRB's decision in this case is applicable to other similar pending disputes which involve a total of $16,700,000 in personnel costs. The Company had previously recorded a reserve equal to 16% of all revenue related to the $1,700,000 of costs as well as the $16,700,000 of costs. The Company will evaluate whether to establish an additional reserve on either or both of these amounts, once the decision of the Administrator is known.

   The Company, based on its analysis process, believes that recovery of $6,696,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of June 30, 1996. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at June 30, 1996 were $30,514,000, including the
receivables (net of reserves) for disputed costs of $25,817,000.    As of June
30, 1996 the Company had received $8,972,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $22,914,000 as of June 30, 1996 have been classified as a non-current asset.

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

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

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


                                                      In Home Health, Inc.
                                                  ---------------------------
                                                           Registrant


Date:  August 9, 1996                                  /s/ Mark L. Gildea
                                                  ---------------------------
                                                          Mark L. Gildea
                                                     Chief Executive Officer


Date:  August 9, 1996                                 /s/ Thomas R. Gross
                                                  ---------------------------
                                                         Thomas R. Gross
                                                   Vice President - Controller