Form 10-K
period 1996-09-30
IN HOME HEALTH INC /MN/
filed 1996-12-27
CIK 818645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 X ANNUAL REPORT
                                 -
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-17490


                              IN HOME HEALTH, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                 41-1458213
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

      CARLSON CENTER, SUITE 500
         601 CARLSON PARKWAY
        MINNETONKA, MINNESOTA                                    55305-5214
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 612-449-7500 Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $ .01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes   X    No
                          -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

Based on the closing sale price of $1.9375 on the NASDAQ National Market System, as of December 2, 1996 the aggregate market value of the registrant's common stock held by nonaffiliates was $18,440,013.

As of December 2, 1996 the number of shares outstanding of the registrant's common stock, $.01 par value was 16,295,897 shares.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 6, 1997, (the "1997 Proxy Statement"), a definitive copy of which will be filed within 120 days of the close of the past fiscal year, is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS



                                                                         Page(s)




PART I    Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .  3-8
          Item 2.   Properties . . . . . . . . . . . . . . . . . . . . .  8
          Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . .  8
          Item 4.   Submission of Matters to a Vote of Security
                    Holders. . . . . . . . . . . . . . . . . . . . . . .  8


PART II   Item 5.   Market for Registrant's Common Equity and
                    Related Stockholders Matters . . . . . . . . . . . .  9
          Item 6.   Selected Financial Data. . . . . . . . . . . . . . .  9
          Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . .  10-13
          Item 8.   Financial Statements and Supplementary Data. . . . .  14-29
          Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure . . . . . . .  14


PART III  Item 10.  Directors and Executive Officers . . . . . . . . . .  30
          Item 11.  Executive Compensation . . . . . . . . . . . . . . .  30
          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management. . . . . . . . . . . . . . . .  30
          Item 13.  Certain Relationships and Related Transactions . . .  30


PART IV   Item 14.  Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K. . . . . . . . . . . . . . .  30-31


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                                     PART I


ITEM 1.   BUSINESS

          In Home Health, Inc. (the "Company") specializes in providing comprehensive health care services to clients of all ages in their homes. The Company's services include nursing, infusion therapy, hospice, rehabilitation, personal care and homemaking. The Company currently provides services from 43 offices and eleven pharmacies in 20 geographic markets located in 14 states under the trade names "In Home Health" or "Home Health Plus".

          The Company was incorporated in Minnesota in 1983 and is the successor to the business of a non-profit corporation which provided home health services in Minneapolis-St. Paul beginning in 1977. The Company began expansion into new markets in 1984 with the opening of an office in St. Louis. All expansion into new geographic markets subsequent to St. Louis has been through acquisitions.

          On October 24, 1995 the Company consummated transactions with Manor Healthcare Corp. ("Manor Healthcare"), a wholly owned subsidiary of Manor Care, Inc., whereby Manor Healthcare acquired 64% of the voting power of the Company's voting capital stock and the Company received net cash proceeds of approximately $18 million. The agreement with Manor Healthcare contemplates that the Company will continue to operate in the lines of business in which it currently engages.

          INDUSTRY BACKGROUND

          Home health care is one of the fastest growing sectors of the healthcare industry. One of the major factors of this rapid growth is the ability of home health care to assist in containing the rising costs of health care. Consumers of all types, including governmental bodies, insurance companies and private payors are realizing the cost benefit of health care provided in the home versus the high cost of institutional health care. This realization combined with the aging population, the preference of receiving care in the comfort of the home and the advances in medical technology allowing increased treatments to be provided in the home are all attributing to the continued growth of the home health care industry.

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

          In fiscal 1996, approximately 49% of the Company's revenue was derived from paraprofessional services provided by home health aides and homemaker/companions, 29% was derived from medical/surgical nursing, 12% was attributable to rehabilitation services, 4% from infusion pharmacy products, 2% from critical care nursing, 2% from hospice services and 2% from medical supplies.

          The Company receives payment for its services from various sources. The following summarizes the Company's revenue by payor source:

                                                               SEPTEMBER 30
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
  Medicare, cost reimbursement                      70%            76%            74%
  Insurance and County Governments                  14%            12%            14%
  Private payors                                    14%            12%            12%
  Medicare Hospice Benefit, per diem based           2%              -              -
                                                   ----           ----           ----
                                                   100%           100%           100%

The Company's goal is to reduce the cost reimbursement Medicare program revenue percentage by focusing on increasing the revenue from other potentially more profitable payor sources.

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

          Spiritual Care Counselors coordinate the spiritual needs of clients and families and provide spiritual services in the home or inpatient facility as needed.

          Nutritionists assist with dietary modifications and therapeutic diets for the client.

          OPERATING DIVISIONS

          The Company has 43 office locations consisting of 30 branches and twelve satellites and one private duty site. Each of the Company's branches has two divisions, a Visit Division and an Extended Hours Division. In addition, 25 branches have a hospice division. The Company's satellite locations provide Visit Division services only. The Visit Division provides clients with short-term care, usually up to two hours per visit. The Extended Hours Division provides clients with care up to 24 hours per day. Hospice provides palliative care through an interdisciplinary team to the terminally ill client and the client's family. Hospice services are available to patients at home, in skilled nursing and assisted living facilities and in the hospital. The Visit Division charges by the visit, the Extended Hours Division charges by the hour and the Hospice Division charges by the day. In October 1996, the Company acquired a company in Baltimore which provides private duty services in Maryland.

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

          As an expansion of the Visit Division services, the Company provides pharmaceutical drugs, fluids and supplies through its infusion pharmacies. The Company operates eleven infusion pharmacies which operate with one or more full time pharmacists who collaborate with the client's physician, nurse and other health care providers.

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

          MARKETING

          Home health providers are usually referred to potential clients by other health care professionals. The Company seeks to build strong relationships with these professionals. The Company has identified many potential referral sources for home health services. These referral sources include physicians, hospitals, nursing homes, managed care organizations, community organizations, and other home care agencies. Word of mouth is also responsible for a significant number of home care referrals. One of the Company's goals is to broaden the referral base among managed care organizations, hospitals, nursing homes, physicians and health insurance payors by establishing and maintaining strong working relationships with them.

          In each geographic area in which the Company operates, customer relations managers are responsible for establishing and maintaining relationships with referral sources. They contact physicians, hospitals, nursing homes, managed care organizations and other health care providers to explain the services provided by the Company. Other health care professionals within the Company, such as pharmacists or nurse specialists, may accompany the customer relations manager to offer clinical or technical expertise. The customer relations managers are backed by a professional health care liaison team consisting of home care coordinators that are primarily registered nurses. The team takes referrals, assesses clients and identifies their needs, emphasizes the benefits of the Company's services, coordinates care and communicates with the referral source. The Director of Customer Relations in each market is responsible for making contractual arrangements with hospitals, HMOs, governments, clients and large physician groups.

          GEOGRAPHIC EXPANSION

          There were no acquisitions in fiscal 1996 or 1995. The Company entered three new geographic markets (Greensboro, NC; Toledo, OH and San Antonio, TX) and opened one office in an existing market in fiscal 1994. Greensboro was an expansion utilizing a Certificate of Need acquired in 1993. The other two markets were added through acquisitions. In October 1996, the Company acquired a company in Baltimore which provides private duty services in Maryland. These acquisitions all met the Company's goals of entering the largest U.S. metropolitan markets and brings the number of geographic markets in which the Company operates to 20.

          COMPETITION

          The home health care business has become highly competitive. There are three different types of providers involved in home health services:

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

          The Company believes that the primary competitive factors are the price of the services and quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services.

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

          Four of the Company's branches are participating in a test program related to proposed legislation to amend the current cost reimbursement Medicare program. The proposed legislation which establishes a prospective pay system provides set fees for services. This program would allow companies to potentially profit from Medicare provided services. The prospective pay system is still in the formative stages and could have a significant impact on the profitability of Medicare related revenues.

          INSURANCE

          General and professional liability insurance are maintained by the Company which includes coverage up to $65,000,000 per occurrence and $131,000,000 per year. There can be no assurance that the Company will not be subject to claims in excess of its insurance coverage or that such insurance will continue to be available. To date, the Company has had no professional liability losses.

          SERVICE MARKS AND TRADEMARKS

          The Company operates under the names "In Home Health" and "Home Health Plus", which are registered service marks. The Company believes that because its business derives principally from referrals by other health care providers, it is not materially dependent on any trademarks or service marks.

          EMPLOYEES

          On September 30, 1996, the Company employed 1,150 persons on a full-time basis and approximately 2,600 persons on a part-time basis. Substantially all of the part-time employees were in direct health care. None of the Company's employees are represented by unions.

          EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and members of the Board of Directors for the Company are as follows:

          NAME                     AGE       POSITION(S) HELD
          ----                     ---       ----------------

          Mark L. Gildea (1)       44        Chief Executive Officer and
                                             Director

          Thomas R. Gross          43        Acting Chief Financial Officer and
                                             Vice President - Controller

          Jeffrey M. Jasnoff       36        Vice President - Human Resources

          James J. Lynn            54        Director

          Joseph R. Buckley        49        Director
          (1) (2) (3)

          James H. Rempe           66        Director
          (1) (2) (3)

          Donald C. Tomasso        51        Director
          (1) (3)


          (1) Messrs. Gildea, Buckley, Rempe and Tomasso were elected as members of the Board of Directors effective October 24, 1995.
          (2)  Member of the Audit Committee.
          (3)  Member of the Compensation Committee.


          Mr. Gildea has served as Chief Executive Officer of the Company since October 24, 1995. Previously he served as President, Alternate Site Services Division of Manor Healthcare from December 1994 through February 1996 and as Vice President of Managed Care of Manor Healthcare from December 1993 to December 1994. Prior to joining Manor Healthcare, he was employed as Executive Vice President of Option Care, Inc. from October, 1992 to December, 1993. He was previously employed by Caremark, Inc. for over 10 years where he held various positions including Area Vice President.

          Mr. Gross has served as Vice President - Controller of the Company since September 1993 and has been Acting Chief Financial Officer since October 1996. Previously he was employed by Honeywell Inc. for fifteen years in various management, analyst and accounting positions in its Space and Aviation, Home and Building Control, Research and Development and Corporate Financial Business Units.

          Mr. Jasnoff has served as Vice President of Human Resources of the Company since October 24, 1995. Previously he served as the Director of Human Resources for the Medbridge Division of Manor Care. Prior to joining Manor Care he was the Director of Human Resources for Genesis Health Ventures in Pennsylvania and was also employed by Subaru of America where he held various national human resource management positions.

          Mr. Lynn has been a director of the Company since 1987 and has served as Director of Management Development of the Company since October 1995. He had served as Vice President - Marketing and Human Resources of the Company on a nominal basis from 1986 to 1990. Since 1981 Mr. Lynn has been a principal of Lynn & Associates, a management consulting company of which Mr. Lynn is the founder and President.

          Mr. Buckley has served as Executive Vice President of Manor Healthcare and Manor Care, Inc. since March 1996, Director of Vitalink since July 1996, and was President, Assisted Living Division of Manor Healthcare from February 1995 to March 1996, and Senior Vice President - Information Resources and Development of Manor Care, Inc. from June 1990 to February 1995. He previously served as Vice President - Information Resources of Manor Care, Inc. from July 1989 to June 1990 and as Vice President - Real Estate of Manor Care, Inc. from September 1983 to July 1989.

          Mr. Rempe has served as Senior Vice President, General Counsel and Secretary of Manor Care, Inc. since August 1981. He has served in the same capacity with Manor Healthcare since December 1980 and with Choice Hotels International, Inc. from February 1981 until November 1996. He is a Director of Vitalink Pharmacy Services, Inc. and has served as its Secretary since January 1983.

          Mr. Tomasso has served as President of Manor Healthcare since September 1996, and previously as President, Long Term Care Division, of Manor Healthcare since February 1995, as President and Chief Operating Officer of Manor Healthcare from May 1991 to February 1995 and as a Director of Manor Healthcare since June 1991. He has been Chairman and Chief Executive Officer of Vitalink Pharmacy Services, Inc. since February 1995, a Director since 1991 and was its Vice Chairman from September 1991 to February 1995. From September 1990 through March 1991 he was President of AMF Bowling Centers, Inc. Mr. Tomasso was previously employed by Marriott Corporation for more than five years, including as Executive Vice President/General Manager of its Roy Rogers Division.

ITEM 2.   PROPERTIES

          The Company's executive offices are located in Minnetonka, Minnesota, a suburb of Minneapolis, in approximately 27,900 square feet of leased space.

          The Company's 43 office locations each lease approximately 2,000 to 7,000 square feet of office space in their respective locations. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3.   LEGAL PROCEEDINGS

          On October 28 and November 14, 1994 the Company filed two suits in Federal District Court for the District of Minnesota against the U.S. Department of Health and Human Services (HHS) and several regional members of the Blue Cross Association which HHS used to administer the Medicare program. One of these suits concerns the Company's reimbursement claim for personnel costs relating to the Company's community liaison positions, which Medicare auditors contend are nonreimbursable sales costs. In June 1996, the HHS Provider Reimbursement Review Board (PRRB) ruled that approximately 53% of the approximately $1.7 million in costs at issue in the case were reimbursable.
This ruling was reversed in August 1996 by the Health Care Financing Administration (HCFA) and the case in U.S. District Court is now an appeal of that administrative action. The second suit concerns reimbursement of certain costs of physical therapists employed by the Company, which Medicare auditors contend are subject to certain ceilings. In March 1996 the PRRB ruled that all of the disputed costs in that case were reimbursable to the Company, and in May 1996 the ruling was reversed by HCFA. The District Court case is now an appeal of that administrative action.

          The Company has several cases pending before the PRRB concerning reimbursement from Medicare for community liaison employee costs in other years, the costs of physical therapists employed by the Company, the allocation of administrative and general costs to branch operations and certain corporate expenses. See Note 5 of the financial statements for discussion of the Medicare cost reimbursement disputes.

          The Company is also a party to various other claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

          The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the NASDAQ National Market System under the symbol "IHHI". As of December 2, 1996 there were approximately 1,329 record holders of the common stock.

          The closing sale price for the common stock as reported by NASDAQ for each quarter of the two most recent fiscal years were:

                                               Year Ended September 30
                              -------------------------------------------------------
                                      1996                               1995
                              --------------------              ---------------------
                               High            Low                High            Low
                              -----         ------              ------        -------
    First Quarter             3 1/8         2 1/16              2 5/8         1 13/16
    Second Quarter            2 3/4         2 3/16              2 9/16        1 3/4
    Third Quarter             2 1/2         1 7/8               2 15/16       2 3/16
    Fourth Quarter            2 5/16        1 3/4               3 3/32        2 9/16

These prices do not include retail markups, markdowns or commissions and may not represent actual transactions.

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA

                                                                   Year Ended September 30
                                        ----------------------------------------------------------------------
                                              1996           1995           1994           1993           1992

Revenue                                 $  125,086     $  129,816     $  120,485     $  103,761      $  75,072
Income (loss) from operations               (1,814)         3,774          1,353          2,432          3,840
Income (loss) before income taxes           (1,165)         3,007            684          1,952          3,716
Net income (loss)                             (982)         1,621            247          1,015          2,303
Income (loss) applicable to
  common stock                              (3,501)         1,621            247          1,015          2,303
Income (loss) per common and
  common equivalent shares                    (.21)           .10            .02            .06            .15
Weighted average common and
  common equivalent shares
  outstanding - primary                     16,465         16,304         16,013         16,056         15,780


BALANCE SHEET DATA
                                                                        September 30
                                         ---------------------------------------------------------------------
                                              1996           1995           1994           1993           1992

Current assets                           $  44,053      $  21,394      $  23,926      $  28,975      $  25,955
Current liabilities                         33,170         21,289         20,707         19,457          9,072
Total assets                                82,683         57,559         56,726         54,379         38,761
Long-term debt                               1,080          2,443          3,304          4,740          3,552
Redeemable convertible preferred stock      18,766              -              -              -              -
Shareholders' equity                        26,758         30,509         28,482         27,459         24,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.

                                            Percent of Revenues                     Percent Change
----------------------------------------------------------------------------------------------------
                                                                                 1995           1994
                                    1996           1995           1994        to 1996        to 1995
                                    ----           ----           ----        -------        -------
----------------------------------------------------------------------------------------------------
Revenue                             100%           100%           100%           (4)%             8%
Direct Costs of Revenue              54             57             58            (9)%             7%
                                    ---            ---            ---
Gross Profit                         46             43             42             4%              9%
General, Administrative and
   Selling Expenses                  47             40             41            15%              5%
                                    ---            ---            ---
Income (Loss) From Operations        (1)%            3%             1%         (148)%           179%
----------------------------------------------------------------------------------------------------

          Revenue for 1996 decreased 4%. Revenue decreased 12% as a result of reduced volume in the Visit division. This is offset by a 4% increase in revenue as a result of pricing and mix changes and a 4% increase related to increased volume from Extended Hours, Infusion and Hospice services. Revenue for 1995 increased 8% over 1994 as a result of increased services provided in existing markets (11%) and acquisitions obtained during 1994 (2%), offset by pricing and mix changes (7%). In 1994, the Company entered the Toledo, Ohio and San Antonio, Texas markets through acquisitions and expanded into the Greensboro, North Carolina market. There were no acquisitions or expansions into new markets during 1996 or 1995.

The breakdown by division of the Company's total revenue is as follows:

-------------------------------------------------------------------------------------
                                                    Year Ended September 30

                                         1996                1995                1994
                                         ----                ----                ----
-------------------------------------------------------------------------------------
Extended Hours Division                   21%                19%                  18%
                                          --                 --                   --
                                          --                 --                   --


Visit Division - Service                  72%                78%                  78%
                 Infusion Product          4%                 3%                   4%
                                          --                 --                   --
                                          76%                81%                  82%
                                          --                 --                   --
                                          --                 --                   --

Hospice Division                           3%                 0%                   0%
                                          --                 --                   --
                                          --                 --                   --
-------------------------------------------------------------------------------------

          Extended Hours Division revenue increased 7% and 11% in 1996 and 1995, respectively. Hospice revenue increased from $270,000 in 1995 to $3,117,000 in 1996. The increase is a result of thirteen additional markets providing the hospice service in 1996. Overall Visit Division revenue declined 9% in 1996 as a result of service revenue decreasing 11%, offset by infusion product revenue increasing 33%. Visit Division revenue increased 7% in 1995. The increases in extended hours, infusion product and hospice revenue are due to the Company's focus on increasing non-Medicare business lines. These increases were offset by reduced volume in the Visit Division.

          Direct costs of revenue, as a percentage of sales, were 54%, 57% and 58% in 1996, 1995 and 1994, respectively. The change in 1996 was due to an increase in general, administrative and selling expenses which results in
increased Visit Division revenue.    The change in 1995 was principally a result
of the decrease in additions to the Medicare reserve as a percent of revenue. Direct costs, as a percentage of revenue before Medicare reserves, were 53%, 56% and 56% in 1996, 1995 and 1994, respectively.

          General, administrative and selling expenses as a percent of revenue increased to 47% in 1996 compared to 40% in 1995 and 41% in 1994. The increase is primarily due to the addition of certain management personnel necessary to achieve strategic plans, increased costs associated with the expansion of the Hospice Division, fourth quarter charges to record a settlement totaling $1,600,000 with the Company's former President and former Chief Financial Officer and other various relocations and severance agreements during the year.

          Net interest income for 1996 was $649,000 compared to net interest expense of $767,000 in 1995 and $669,000 in 1994. Interest income is a result of earnings on the cash proceeds from the investment by Manor Healthcare on October 24, 1995 (see Note 10 to the accompanying financial statements).

          Income tax benefit was 16% of loss before tax in 1996. Income taxes were 46% and 64% of pretax income for 1995 and 1994, respectively. The fluctuation in effective tax rates is due to changes in the proportion of non-deductible expenses to pretax income or loss.

          Income (loss) applicable to common shareholders was ($3,501,000), $1,621,000 and $247,000 for the years 1996, 1995 and 1994, respectively. The primary reasons for the change from 1995 to 1996 are dividend and accretion expenses on preferred stock issued to Manor Healthcare (see Note 6 to the financial statements) of $2,519,000, settlements totaling $1,600,000 to the Company's former President and former Chief Financial Officer, other relocation and severance expenses and volume declines within the Visit Division. The principal reason for the change in profitability from 1994 to 1995 was the larger addition to the Medicare reserves in 1994. Additions to the Medicare reserves totaled $2,067,000 in 1996, $1,435,000 in 1995 and $3,861,000 in 1994.

          LIQUIDITY & CAPITAL RESOURCES

          During fiscal 1996 the Company's cash and cash equivalents increased $14,952,000 to $18,617,000 at September 30, 1996. The increase in cash was principally a result of the issuance of preferred stock and common stock warrants to Manor Healthcare (see Note 10 to the financial statements).

          Approximately 72%, 76% and 74% of revenue for 1996, 1995 and 1994, respectively, was derived from services provided to Medicare beneficiaries. Primarily all of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services.
Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

          The Company has received NPRs challenging $17.8 million of costs as of September 30, 1996. There was an additional $16.0 million of costs at September 30, 1996 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($33.8 million at September 30, 1996) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 57% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations and certain corporate expenses. These disputed costs (including the extrapolated impact) of $33.8 million at September 30, 1996 arose in the fiscal years ended September 30, 1996 ($6.6 million), 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million). The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

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

           Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March a favorable ruling on the physical therapist issue by the HHS Provider Reimbursement Review Board (PRRB). In May 1996, this ruling was reversed by the Health Care Financing Administration. The Company has appealed the decision to the U.S. Federal District Court in Minneapolis. Because the PRRB previously ruled in the Company's favor, the Company believes it has a strong basis for a favorable outcome on such an appeal. In June 1996, the PRRB ruled that approximately 53% of the $1,700,000 of community liaison costs subject to review as part of this hearing were reimbursable to the Company. In August 1996, the Health Care Financing Administration reversed this ruling. The Company had previously recorded a reserve equal to 16% of all revenue related to the $1,700,000 of costs as well as other personnel costs relating to the Company's community liaison position. After careful assessment of the PRRB and Health Care Financing Administrator decisions and the facts and documentation supporting the nature of the personnel costs at issue, the Company continues to believe that the majority of the community liaison costs are recoverable under the Medicare program. The Company has concluded that the reserve on this issue in total remains appropriate and have appealed the decision to the U.S. Federal District Court in Minneapolis.

          The Company, based on its analysis process, believes that recovery of $7,239,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of September 30, 1996. The net amount of disputed costs which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at September 30, 1996 were $33,244,000, including
the receivables (net of reserves) for disputed costs of $25,014,000.    As of
September 30, 1996 the Company had received $13,568,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $22,018,000 as of September 30, 1996 have been classified as a non-current asset.

          Operating activities provided $2,747,000, $5,135,000 and $982,000 in cash during 1996, 1995 and 1994, respectively. Total accounts receivable (current and long-term) increased 31% during 1996, decreased 7% during 1995 and increased 18% during 1994. The increase in 1996 was due primarily to the increase in disputed costs. The decrease during 1995 was due to improved collection efforts and timing of payments from Medicare. The increase in 1994 was due to the Medicare disputes noted above.

          Investing activities used $1,695,000, $772,000 and $1,519,000 in cash during 1996, 1995 and 1994, respectively. In connection with expansion of the Company's operations, the Company acquired property and purchased software, which was funded by $1,494,000 in cash and $148,000 of capitalized leases in 1996, $785,000 in cash and $1,256,000 of capitalized leases in 1995 and $995,000 in cash and $753,000 of capitalized leases in 1994. The Company acquired two companies during 1994 with $341,000 in cash, issuance of 10,000 shares of common stock and the assumption of $264,000 in notes payable.

          Financing activities generated $18,250,000 in cash during 1996 as a result of issuance of preferred stock and warrants (as mentioned in Note 10 to the financial statements) and issuance of common stock, offset by payments of preferred dividends of $2,253,000 and repayments of long-term debt of $2,097,000. Financing activities used $1,609,000 and $1,633,000 in cash during 1995 and 1994, respectively, principally for repayment of long-term debt.

          The Company has letter of credit facilities for $5,435,000. The letters of credit are collateralized by secured investments and will expire on December 12, 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                  Page(s)
          Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . 15-16
          Consolidated Statements of Operations  . . . . . . . . . . . . 17
          Consolidated Statements of Shareholders' Equity. . . . . . . . 18
          Consolidated Statements of Cash Flows  . . . . . . . . . . . . 19
          Notes to Consolidated Financial Statements . . . . . . . . . . 20-28
          Independent Auditors' Report . . . . . . . . . . . . . . . . . 29


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995
                        (DOLLARS AND SHARES IN THOUSANDS)

                                     ASSETS

                                                                  1996           1995
                                                                  ----           ----
Current Assets:
  Cash and cash equivalents                                   $ 18,617       $  3,665
  Accounts receivable, net of allowances
    of $802 and $867 in 1996 and 1995,
    respectively                                                19,418         14,130
  Prepaid income tax                                             1,037              -
  Deferred income tax                                            3,389          2,129
  Prepaid expenses and other current assets                      1,592          1,470
                                                                ------         ------
      Total current assets                                      44,053         21,394
                                                                ------         ------

Property:
  Furniture and equipment                                        9,954          9,997
  Computer equipment and software                                8,561          7,480
  Leasehold improvements                                           823            807
                                                                ------         ------
    Total                                                       19,338         18,284
  Accumulated depreciation                                      (9,437)        (7,163)
                                                                ------         ------
    Property - net                                               9,901         11,121
                                                                ------         ------

Other Assets:
  Accounts receivable                                           22,018         17,592
  Goodwill, net                                                  5,590          5,748
  Other assets                                                   1,121          1,704
                                                                ------         ------
    Total other assets                                          28,729         25,044
                                                                ------         ------

Total Assets                                                  $ 82,683       $ 57,559
                                                                ------         ------
                                                                ------         ------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               IN HOME HEATH, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995
                        (DOLLARS AND SHARES IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  1996           1995
                                                                  ----           ----
Current Liabilities:
  Current maturities of long-term debt                        $  1,455       $  2,041
  Accounts payable                                               3,662          4,468
  Accounts payable - related party                               1,006              -
  Accrued liabilities:
    Third party                                                 13,568          4,480
    Compensation                                                 6,859          4,142
    Insurance                                                    6,133          5,127
    Income tax                                                       -            240
    Other                                                          487            791
                                                                ------         ------
      Total current liabilities                                 33,170         21,289
                                                                ------         ------

Long-Term Debt                                                   1,080          2,443
Deferred Revenue                                                   820          1,242
Deferred Rent Payable                                              267            351
Deferred Income Tax                                              1,822          1,725
Commitments and Contingencies                                        -              -

Redeemable Convertible Preferred Stock - $1.00 par value,
  $20,000 redemption value, authorized 200 shares;
  issued and outstanding 1996 - 200 shares; 1995 - none         18,766              -

Shareholders' Equity:
  Preferred stock - authorized 800 shares                            -              -
  Common stock - $.01 par value:
     authorized - 40,000 shares;
     issued and outstanding -
     1996 - 16,541 shares
     1995 - 16,277 shares                                          165            163
  Additional paid-in capital                                    23,978         24,230
  Retained earnings                                              2,615          6,116
                                                                ------         ------
    Total shareholders' equity                                  26,758         30,509
                                                                ------         ------

Total Liabilities and Shareholders' Equity                    $ 82,683       $ 57,559
                                                                ------         ------
                                                                ------         ------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  1996           1995           1994
                                                                  ----           ----           ----
Revenue (net of Medicare reserves of
  $2,067, $1,435 and $3,861 in 1996,
  1995 and 1994, respectively)                               $ 125,086      $ 129,816      $ 120,485
                                                              --------       --------       --------
Operating Expenses:
  Direct costs of revenue
(primarily payroll related costs)                               67,108         74,082         69,411
  General, administrative and selling expenses                  59,792         51,960         49,721
                                                              --------       --------       --------
    Total operating expenses                                   126,900        126,042        119,132
                                                              --------       --------       --------
Income (loss) from operations                                   (1,814)         3,774          1,353

Interest:
  Interest expense                                                (450)          (790)          (698)
  Interest income                                                1,099             23             29
                                                              --------       --------       --------
    Net interest income (expense)                                  649           (767)          (669)

Income (loss) before income taxes                               (1,165)         3,007            684
Income tax expense (benefit)                                      (183)         1,386            437
                                                              --------       --------       --------

Net income (loss)                                            $    (982)     $   1,621      $     247
                                                              --------       --------       --------
                                                              --------       --------       --------

Income (loss) applicable to common stock                     $  (3,501)     $   1,621      $     247
                                                              --------       --------       --------
                                                              --------       --------       --------

Income (loss) per common and
  common equivalent share                                    $    (.21)     $     .10      $     .02
                                                              --------       --------       --------
                                                              --------       --------       --------

Weighted average common and
  common equivalent shares
  outstanding - primary                                         16,465         16,304         16,013
                                                              --------       --------       --------
                                                              --------       --------       --------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                      Common Stock         Additional
                                                      ------------            paid-in       Retained
                                                 Shares         Amount        capital       earnings
                                                 ------         ------        -------       --------
Balance - September 30, 1993                     15,518         $  155        $23,056         $4,248


Common stock issued for:
  Employee stock plans                              266              3            745              -
  Acquisitions                                       10              -             28              -
  Exchange for warrants                             150              1             (1)             -
Net income                                            -              -              -            247
                                                 ------          -----         ------          -----

Balance - September 30, 1994                     15,944            159         23,828          4,495


Common stock issued for:
  Employee stock plans                              442              5            685              -
  Exchange for options                             (109)            (1)          (283)             -
Net income                                            -              -              -          1,621
                                                 ------          -----         ------          -----

Balance - September 30, 1995                     16,277            163         24,230          6,116


Common stock issued for:
  Employee stock plans                              270              2            541              -
  Exchange for options                               (6)             -            (12)             -
Offering costs                                        -              -         (2,281)             -
Issuance of warrants                                  -              -          1,500              -
Net loss                                              -              -              -           (982)
Preferred dividends                                   -              -              -         (2,253)
Preferred stock accretion                             -              -              -           (266)
                                                 ------          -----         ------          -----

Balance - September 30, 1996                     16,541         $  165        $23,978         $2,615
                                                 ------          -----         ------          -----
                                                 ------          -----         ------          -----


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                  1996           1995           1994
                                                                  ----           ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                                           $   (982)       $ 1,621       $    247
  Adjustments:
    Depreciation and amortization                                3,227          3,226          3,233
    Accounts receivable                                         (9,714)          (760)        (5,008)
    Prepaid expenses and other assets                             (582)          (833)          (210)
    Accounts payable                                              (806)           647           (216)
    Accounts payable - related party                             1,006              -              -
    Accrued liabilities                                         12,267          3,478          1,196
    Deferred revenue                                              (422)          (390)         1,632
    Deferred rent payable                                          (84)          (165)           (20)
    Deferred income tax                                         (1,163)        (1,689)           128
                                                                ------         ------         ------

    Net cash provided by operating activities                    2,747          5,135            982
                                                                ------         ------         ------

Cash Flows From Investing Activities:
  Acquisition of property                                       (1,494)          (785)          (995)
  Advances to officers and employees                              (201)            13           (135)
  Acquisition of businesses                                          -              -           (389)
                                                                ------         ------         ------

    Net cash used by investing activities                       (1,695)          (772)        (1,519)
                                                                ------         ------         ------

Cash Flows From Financing Activities:
  Payment of long-term debt                                     (2,097)        (2,015)        (2,381)
  Issuance of preferred stock and warrants                      17,719              -              -
  Preferred dividends paid                                      (2,253)             -              -
  Issuance of common stock                                         531            406            748
                                                                ------         ------         ------

    Net cash provided (used) by financing activities            13,900         (1,609)        (1,633)
                                                                ------         ------         ------

Cash and Cash Equivalents:
  Net increase (decrease)                                       14,952          2,754         (2,170)
  Beginning of year                                              3,665            911          3,081
                                                                ------         ------         ------
    End of year                                               $ 18,617       $  3,665       $    911
                                                                ------         ------         ------
                                                                ------         ------         ------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - In Home Health specializes in high-quality health services to clients in their own homes, including infusion therapy, high-tech nursing, hospice, rehabilitation and personal care.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The book value of accounts receivable; cash and cash equivalents; accounts payable and accrued liabilities approximates fair value due to the short-term nature of these balances.

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     NOTES RECEIVABLE FROM OFFICERS - Included in prepaid expenses and other current assets are advances to officers of the Company in the amount of $342,000 and $150,000 as of September 30, 1996 and 1995, respectively.

     PROPERTY AND PROPERTY UNDER CAPITALIZED LEASES - Property and property under capitalized leases are stated at cost and depreciated or amortized over estimated useful lives (from three to twelve years) using the straight-line method. Property acquired by capital lease for the years ended September 30, 1996, 1995 and 1994 was $148,000, $1,256,000 and
     $753,000, respectively.

     GOODWILL - Costs in excess of net assets of acquired businesses have been capitalized and are being amortized over 40 years. Accumulated amortization was $737,000 and $578,000 at September 30, 1996 and 1995, respectively.

     DEFERRED REVENUE - Deferred revenue relates to the timing difference in recording certain software development costs for financial statement purposes and Medicare cost reporting purposes. Incremental costs relating to the development of software for certain major management information system projects undertaken during 1992 through 1994 have been capitalized and are included in computer equipment and software on the balance sheet. For Medicare cost reimbursement purposes, the Company includes in reimbursable costs the amount of expenditures in the year they were incurred. The Company has reported an amount of deferred revenue, representing the Medicare impact of the difference between the reimbursable costs reported on the Medicare cost reports and the unamortized balance of capitalized software development costs. The deferred revenues are being recorded to revenue when the amortization of the related software development expenses is recorded (over a five year period). Unamortized software development costs are $1,186,000 and $1,799,000 as of September 30, 1996 and 1995, respectively.

     DEFERRED RENT PAYABLE - Deferred rent payable has been recorded for long-term office space operating leases which contain initial rent inducements. Rental expense is being amortized on a straight-line basis over the terms of the operating leases.

     INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities in accordance with SFAS No. 109 "Accounting for Income Taxes".


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


2.   INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Primary income (loss) per common and common equivalent share is computed by dividing the income (loss) applicable to common stock, as adjusted for the dividends and accretion on the preferred stock (see Note 6) by the weighted average number of shares of common stock and common stock equivalents, consisting of dilutive stock options and warrants, outstanding during the period. Income (loss) per share assuming full dilution would be substantially the same.

     Primary income (loss) per share for the years ended September 30, 1996, 1995 and 1994 are as follows:

                                                                  1996           1995           1994
                                                                  ----           ----           ----
    Shares outstanding:
      Weighted average outstanding                              16,340         16,062         15,656
      Shares issuable in connection with stock
        options and warrants less shares
        purchasable from proceeds                                  125            242            357
                                                                ------         ------         ------
      Adjusted outstanding                                      16,465         16,304         16,013
                                                                ------         ------         ------
                                                                ------         ------         ------
    Adjusted net income (loss) applicable to
    common stockholders:
      Net income (loss)                                        $  (982)       $ 1,621        $   247
      Dividends on preferred stock                              (2,253)             -              -
      Preferred stock accretion                                   (266)             -              -
                                                                ------         ------         ------

      Income (loss) applicable to common stock                 $(3,501)       $ 1,621        $   247
                                                                ------         ------         ------
                                                                ------         ------         ------

    Income (loss) per common and common
    equivalent share                                           $  (.21)       $   .10        $   .02
                                                                ------         ------         ------
                                                                ------         ------         ------


3.   ACQUISITIONS

     There were no acquisitions during the years ended September 30, 1996 and 1995. The Company acquired all of the issued and outstanding capital stock of two home health care companies during the year ended September 30, 1994. The acquisitions, accounted for as purchases for financial reporting purposes, are summarized as follows (in thousands):

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                                CONSIDERATION:      TOTAL VALUE OF         GOODWILL
                              ACQUISITION            CASH            CONSIDERATION         RECORDED
     COMPANY NAME                DATE            COMMON STOCK            PAID
---------------------------------------------------------------------------------------------------
ENS, Inc.                    January, 1994         $  41                $  69               $   232
                                                      10 shares
---------------------------------------------------------------------------------------------------
RI Partners and RHC
Partners                     May, 1994             $ 300                $ 300               $   516
                                                       -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

    The purchase price has been allocated to the net assets acquired, including intangible assets, based on their fair market values at the acquisition dates. The net assets acquired in these acquisitions consisted primarily of accounts receivable and current liabilities. The consolidated statements of operations include the results of operations of these companies since their respective acquisition dates. The fair market value of the common stock issued for the acquisitions in 1994 was $28,000. The Company incurred $95,000 of costs in 1994 in connection with the acquisitions.


4.  LONG-TERM DEBT

    Long-term debt consists of obligations under capitalized leases with interest rates up to 13.2%, due through July 2000.

    Future minimum payments as of September 30, 1996 are as follows (in thousands):

  YEAR ENDING
  SEPTEMBER 30
  -----------------------
  1997                                               $ 1,715
  1998                                                   849
  1999                                                   242
  2000                                                    44
                                                       -----
  Total minimum payments                               2,850

  Less amounts
    representing interest                                315
                                                       -----
  Present value of future
    minimum payments                                   2,535
  Less current maturities                              1,455
                                                       -----
  Long-term debt                                     $ 1,080
                                                       -----
                                                       -----

    Assets recorded under capital leases are included in property at cost of $7,032,000 and $9,885,000, and accumulated depreciation of $2,997,000 and $3,719,000 at September 30, 1996 and 1995, respectively. Interest paid for the years ended September 30, 1996, 1995 and 1994 was $450,000, $779,000
    and $687,000, respectively.


5.  MEDICARE COST REIMBURSEMENT

    Approximately 72%, 76% and 74% of revenue for the years ended September 30, 1996, 1995 and 1994, respectively, was derived from services provided to Medicare beneficiaries. Primarily all of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    The Company has received NPRs challenging $17.8 million of costs as of September 30, 1996. There was an additional $16.0 million of costs at September 30, 1996 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($33.8 million at September 30, 1996) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 57% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations and certain corporate expenses. These disputed costs (including the extrapolated impact) of $33.8 million at September 30, 1996 arose in the fiscal years ended September 30, 1996 ($6.6 million), 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), and 1991 ($2.1 million). The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

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

    Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March a favorable ruling on the physical therapist issue by the HHS Provider Reimbursement Review Board (PRRB). In May 1996, this ruling was reversed by the Health Care Financing Administration. The Company has appealed the decision to the U.S. Federal District Court in Minneapolis. Because the PRRB previously ruled in the Company's favor, the Company believes it has a strong basis for a favorable outcome on such an appeal. In June 1996, the PRRB ruled that approximately 53% of the $1,700,000 of community liaison costs subject to review as part of this hearing were reimbursable to the Company. In August 1996, the Health Care Financing Administration reversed this ruling. The Company had previously recorded a reserve equal to 16% of all revenue related to the $1,700,000 of costs as well as other personnel costs relating to the Company's community liaison position. After careful assessment of the PRRB and Health Care Financing Administrator's decisions and the facts and documentation supporting the nature of the personnel costs at issue, the Company continues to believe that the majority of the community liaison costs are recoverable under the Medicare program. The Company has concluded that the reserve on this issue in total remains appropriate and have appealed the decision to the U.S. Federal District Court in Minneapolis.

    The Company, based on its analysis process, believes that recovery of $7,239,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled
    that amount as of September 30, 1996.   The net amount of disputed costs
    which the Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at September 30, 1996 were $33,244,000, including the receivables (net of reserves) for disputed costs of $25,014,000. As of September 30, 1996 the Company had received $13,568,000 in payments from Medicare for disputed costs.
    Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $22,018,000 as of September 30, 1996 have been classified as a non-current asset.


6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Redeemable convertible preferred stock was issued to Manor Healthcare on October 24, 1995 (see Note 10 to the financial statements). The preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 10 million common shares at an initial conversion price of $2.00 per share. The redeemable preferred shares bear dividends payable quarterly at 12% per annum. The redeemable preferred stock will accrete over five years from its fair value of $18,500,000 on the date of issuance to its redeemable value of $20,000,000 as of the redemption date.


7.  COMMITMENTS AND CONTINGENCIES

    The Company is obligated under several noncancelable operating leases for office space and equipment. Total rental expense for all operating leases was $4,237,000, $4,005,000 and $3,666,000, for the years ended September
    30, 1996, 1995 and 1994, respectively.

    Future minimum rental payments as of September 30, 1996 for operating leases with noncancelable terms in excess of one year are as follows (in thousands):

    YEAR ENDING
    SEPTEMBER 30
    ---------------------
     1997                                  $ 3,221
     1998                                    2,280
     1999                                    1,766
     2000                                      920
     2001                                      639
     Thereafter                                117
                                             -----
     Total minimum payments                $ 8,943
                                             -----
                                             -----

     The Company has letter of credit facilities totaling $5,435,000. The letters of credit are collateralized by secured investments and will expire on December 12, 1996.

     The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.


8.   CAPITAL TRANSACTIONS

     STOCK OPTION PLAN
     The Company has adopted a stock option plan to provide for the granting of options to purchase up to a maximum of 3,800,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity (in thousands, except per share amounts):

                                                   NUMBER OF SHARES
                                              ------------------------
                                              AVAILABLE
                                              FOR GRANT    OUTSTANDING          EXERCISE PRICES
                                              ---------    -----------          ---------------
  Balance - September 30, 1993                      514          1,403          $  .53 to $5.94

  Options granted                                  (360)           360          $ 1.88 to $4.06
  Options exercised                                   -           (117)         $  .54 to $2.69
  Options canceled                                  211           (211)         $ 1.03 to $5.94
                                                  -----          -----

  Balance - September 30, 1994                      365          1,435          $  .53 to $5.63

  Additional options authorized                     650              -
  Options granted                                  (637)           637          $ 1.75 to $3.06
  Options exercised                                   -           (314)         $  .53 to $2.50
  Options canceled                                  273           (273)         $ 1.03 to $5.44
                                                  -----          -----

  Balance - September 30, 1995                      651          1,485          $  .53 to $5.63

  Additional options authorized                     650              -
  Options granted                                (1,130)         1,130          $ 2.13 to $3.09
  Options exercised                                   -           (118)         $ 1.03 to $3.00
  Options canceled                                  432           (432)         $ 1.03 to $5.31
                                                  -----          -----

  Balance - September 30, 1996                      603          2,065          $  .53 to $5.63
                                                  -----          -----
                                                  -----          -----

     At September 30, 1996, options for the purchase of 747,000 shares of common stock are currently exercisable at prices ranging from $.53 to $5.63 per share.

     In 1995, two officers of the Company surrendered 109,000 shares of common stock to the Company at fair market value in lieu of cash payment for the exercise of 194,000 options.

     WARRANTS
     As of September 30, 1996, private warrants issued in October 1995 to purchase 6,000,000 shares of common stock and expiring in October 1998 are exercisable at $3.75 per share (see Note 10 to the financial statements).

     STOCK PURCHASE PLAN
     The Company has a plan whereby eligible employees may purchase the Company's common stock at the lower of 85% of the market price at the time of grant or the time of purchase. There are 700,000 shares reserved for this plan of which 151,000 shares were issued on September 30, 1996 at $1.86 per share, 124,000 shares were issued on September 30, 1995 at $1.96 per share and 144,000 shares were issued on September 30, 1994 at $1.96 per share. At September 30, 1996 there were 83,115 shares available for future offerings.


9.   INCOME TAXES

     The income tax provision for the years ended September 30, 1996, 1995 and 1994 consisted of (in thousands):

  1996                                          FEDERAL          STATE          TOTAL
                                                -------          -----          -----
  Current                                      $    883       $     97       $    980
  Deferred                                       (1,026)          (137)        (1,163)
                                                -------        -------        -------
                                               $   (143)      $    (40)      $   (183)
                                                -------        -------        -------
                                                -------        -------        -------

  1995                                          FEDERAL          STATE          TOTAL
                                                -------          -----          -----
  Current                                      $  2,505       $    593       $  3,098
  Deferred                                       (1,380)          (332)        (1,712)
                                                -------        -------        -------
                                               $  1,125       $    261       $  1,386
                                                -------        -------        -------
                                                -------        -------        -------

  1994                                          FEDERAL          STATE          TOTAL
                                                -------          -----          -----
  Current                                      $    483       $     46       $    529
  Deferred                                         (138)            46            (92)
                                                -------        -------        -------
                                               $    345       $     92       $    437
                                                -------        -------        -------
                                                -------        -------        -------

     The income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes for each of the years ended September 30, 1996, 1995 and 1994 as follows (in thousands):

                                                   1996           1995           1994
                                                   ----           ----           ----
  Tax at Federal statutory rate                $   (396)      $  1,022       $    233
  State income taxes,
     net of Federal benefit                          21            231             92
  Officers life insurance                            35             24             24
  Goodwill amortization                              41             33             44
  Meals and entertainment                           106             81             32
  Other                                              10             (5)            12
                                                 ------         ------         ------
  Income tax expense (benefit)                 $   (183)      $  1,386       $    437
                                                 ------         ------         ------
                                                 ------         ------         ------

     The tax benefit related to the exercise of employee stock options is recorded as additional paid-in-capital.

     Income taxes paid during the years ended September 30, 1996, 1995 and 1994 were $2,257,000, $2,376,000 and $31,000, respectively.

    The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities at September 30, 1996 and 1995 are as follows:

                                                    1996                               1995
                                           ----------------------             ----------------------
                                           CURRENT      LONG-TERM             CURRENT      LONG-TERM
                                             ASSET      LIABILITY               ASSET      LIABILITY
                                           -------      ---------             -------      ---------
  Bad debt allowance                       $   299        $     -             $   335        $     -
  Depreciation and amortization                  -          1,730                   -          2,031
  Insurance accruals                         2,464              -               1,397              -
  Capitalized items expensed
    for taxes                                    -            500                   -            372
  Deferred revenue                               -           (306)                  -           (479)
  Vacation                                     341              -                 318              -
  Contract settlement                          220              -                   -              -
  Other                                         65           (102)                 79           (199)
                                            ------         ------              ------         ------
                                           $ 3,389        $ 1,822             $ 2,129        $ 1,725
                                            ------         ------              ------         ------
                                            ------         ------              ------         ------


10.  RELATED PARTY TRANSACTIONS

     On October 24, 1995, the Company closed an agreement with Manor Healthcare, a wholly owned subsidiary of Manor Care, Inc., a national health care and international lodging firm. Pursuant to this agreement, the Company conducted a cash self-tender offer and purchased 6,750,000 shares of its common stock (41% of outstanding) at $3.40 per share and Manor Healthcare purchased 6,750,000 shares from the Company at $3.40 per share. In addition, Manor Healthcare invested $20 million to purchase redeemable convertible preferred shares and a warrant to purchase 6,000,000 shares of common stock at an exercise price of $3.75 per share (see Notes 6 and 8).

     The Purchase Agreement with Manor Healthcare also contemplated that the Company and Manor Healthcare would enter into agreements or arrangements which they deem prudent and mutually beneficial for the provision of services between them on terms that are fair to each party. The Company and Manor Healthcare entered into an agreement dated February 27, 1996 whereby Manor Healthcare or its parent company, Manor Care, Inc. will provide to the Company certain administrative services, financial and treasury management services, reimbursement services, legal services, accounting services and other similar types of services through June 30, 1996. The Company continues to operate under this agreement which is renewable for three month periods and is terminable upon 90 day notice. Administrative fees of $1,006,000 were accrued from October 24, 1995 based on a time allocation method which Manor Healthcare utilized to charge administrative services to all of its subsidiaries. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Healthcare on the Company's behalf. Based solely on this accrual, $1,006,000 was payable (but not paid) to Manor Healthcare at September 30, 1996.


11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     FISCAL 1996 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             FIRST         SECOND          THIRD         FOURTH
                                           QUARTER        QUARTER        QUARTER        QUARTER
                                           -------        -------        -------        -------
  Revenue                                  $32,468        $31,792        $30,302        $30,524
  Income (loss) from operations                109             82            179         (2,184)
  Loss applicable to common stock             (404)          (546)          (560)        (1,991)
  Loss per common and common
    equivalent share                          (.02)          (.03)          (.03)          (.12)

     FISCAL 1995 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             FIRST         SECOND          THIRD         FOURTH
                                           QUARTER        QUARTER        QUARTER        QUARTER
                                           -------        -------        -------        -------
  Revenue                                  $32,334        $32,593        $32,239        $32,650
  Income from operations                       995          1,018            820            941
  Income applicable to common stock            422            421            347            431
  Income per common and common
    equivalent share                           .03            .03            .02            .02

     During the fourth quarter of fiscal 1996, the Company recorded one time charges of $1,600,000 for a settlement with the former President and former Chief Financial Officer on October 22, 1996 and $700,000 for relocations and other severance agreements. The Company also repurchased 244,805 shares of common stock at market value as part of the settlement with the former officers.


12.  RECENTLY ISSUED ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which will be effective in fiscal 1997. The Company has not determined the effect of the new standard on the financial statements.

INDEPENDENT AUDITORS' REPORT

In Home Health, Inc.:

We have audited the accompanying consolidated balance sheets of In Home Health, Inc. as of September 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of In Home Health, Inc. as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 12, 1996

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          Information required under this Item with respect to directors will be contained in the section entitled "Election of Directors" in the Company's 1997 Proxy Statement, and is incorporated herein by reference.

          Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

          Information required under this item will be contained in the section entitled "Executive Compensation and Other Information" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required under this item will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this item will be contained in the section entitled "Election of Directors - Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

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
                                                                            PAGE
                                                                            ----
          In Home Health, Inc.:
           Independent Auditors' Report. . . . . . . . . . . . . . . . . .   29
           Schedules for the Years Ended September 30, 1996, 1995 and 1994:
               II - Valuation and Qualifying Accounts and Reserves . . . .   34

          All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

(c)       EXHIBITS:

     Exhibit No.    Description
     -----------    -----------

     3.1            Restated Articles of Incorporation, as amended. (i)
     3.2            Restated Bylaws. (i)
     4.1            Form of specimen Common Stock certificate. (ii)
     4.2            Form of specimen certificate for Series A Preferred Stock.
                    (i)
     4.3            Certificate of Designation of the Series, Number of Shares
                    in Series, Dividend Rate, Redemption Price, Liquidation
                    Price, Conversion Right and Other Rights and Preferences of
                    the Series A Preferred Stock ($1.00 par value) of In Home
                    Health, Inc. (i)
     10.1           Management Incentive Plan in place for fiscal 1996.
     10.2           Lease agreement dated October 24, 1991 with Minnesota CC
                    Properties, as amended. (i)
     10.3           The Company's 1987 Stock Option Plan, as amended. (i)
     10.4           The Company's 1995 Stock Option Plan, as amended. (i)
     10.5           Asset purchase agreement between In Home Health, Inc., Carol
                    I. Peake and ENS, Inc. dated January 14, 1994.  (iii)
     10.6           Partnership purchase agreement between In Home Health, Inc.
                    and Riata Health Care, Inc., Red Health Care, Inc., Crimson
                    Health Care, Inc., William W. Sullivan, Jr., Warren Neely
                    and Dennis Gutzman dated May 23, 1994.  (iv)
     10.7           Asset purchase agreement between In Home Health, Inc., RI
                    Investments, Inc. Green Investments, Inc., Maroon
                    Investments, Inc., William W. Sullivan, Jr., Warren Neely,
                    Dennis Gutzman and RI Partners dated May 23, 1994.  (iv)
     10.8           Securities Purchase and Sale Agreement dated May 2, 1995, as amended between the Company and Manor Healthcare Corp.  (v)
     10.9           Employment Agreement between the Company and Judy M. Figge dated May 2, 1995.  (v)
     10.10          Employment Agreement between the Company and Kenneth J.
                    Figge dated May 2, 1995.  (v)
     10.11          Employment Agreement between the Company and James J. Lynn dated October 24, 1995.  (v)
     10.12          Employment Agreement between the Company and Cathy R. Reeves dated October 24, 1995.  (v)
     10.13          Employment Agreement between the Company and Margaret L.
                    Maxon dated October 24, 1995.  (v)
     10.14          Letter of Credit Agreement dated December 14, 1995 with
                    Harris Trust and Savings Bank.  (i)
     10.15          Administrative Services Agreement dated February 27, 1996
                    between In Home Health, Inc. and Manor Care, Inc.
     11             Computation of Per Share Earnings
     23             Independent Auditors' Consent
     27             Financial Data Schedule

     (i) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
     (ii) Incorporated herein by reference to the Registrant's Registration Statement (Form S-18) No. 33 -17228C.
     (iii) Incorporated herein by reference to the Registrant's current report on Form 8-K dated January 17, 1994.
     (iv) Incorporated herein by reference to the Registrant's current report on Form 8-K dated May 26, 1994.
     (v) Incorporated herein by reference to the Registrant's current report on Form 8-K dated May 2, 1995.
     (vi) Filed as Appendix II to the Company's definitive Proxy Statement for the Special Meeting of Shareholders held October 23, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minnetonka, Minnesota.

IN HOME HEALTH, INC.


By:         /s/ Mark L. Gildea
    ------------------------------------
Mark L. Gildea, Chief Executive Officer


Date: December 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.


SIGNATURE                             TITLE                 DATE
---------                             -----                 ----


 /s/ Mark L. Gildea           Chief Executive Officer       December 27, 1996
-------------------------     and Director
Mark L. Gildea                (principal executive officer)


/s/ Thomas R. Gross           Acting Chief                  December 27, 1996
-------------------------     Financial Officer
Thomas R. Gross               and Vice President -
                              Controller


 /s/ James J. Lynn            Director                      December 27, 1996
-------------------------
James J. Lynn


 /s/ Joseph R. Buckley        Director                      December 27, 1996
-------------------------
Joseph R. Buckley


 /s/ Donald C. Tomasso        Director                      December 27, 1996
-------------------------
Donald C. Tomasso


 /s/ James H. Rempe           Director                      December 27, 1996
-------------------------
James H. Rempe

                              IN HOME HEALTH, INC.
                           SCHEDULE AND EXHIBIT INDEX

SCHEDULE                                                                    PAGE
                                                                            ----

     II        Valuation and Qualifying Accounts and Reserves                34




EXHIBIT

     10.1      Management Incentive Plan in place for fiscal 1996            35

     10.15     Administrative Services Agreement dated February 27, 1996
               between In Home Health, Inc. and Manor Care, Inc.             38

     11        Computation of Earnings per Share                             48


     23        Independent Auditors' Consent                                 49

     27        Financial Data Schedule                                       50

                                                                     SCHEDULE II

                              IN HOME HEALTH, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
Column A                                  Column B                      Column C                      Column D            Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                            ------------------------------

                                                                                 (2)
                                                            (1)                  Charged                                   Balance
                                        Balance at          Charged to           to Other                                  at
                                        Beginning           Costs and            Accounts-          Deductions             End of
Classification                          of Period           Expenses             Describe           -Describe              Period
                                                                                   (B)              (A)
----------------------------------------------------------------------------------------------------------------------------------
1996
----
Allowance for Doubtful
  Accounts - Current                    $      867          $      560          $        -          $      625          $      802

Medicare Reserve                             6,396                   -               2,067               1,224               7,239


1995
----
Allowance for Doubtful Accounts
  - Current                             $    1,029          $      856          $        -          $    1,018          $      867

Medicare Reserve                             4,961                   -               1,435                   -               6,396



1994
----
Allowance for Doubtful Accounts
  - Current                             $      859          $      914          $        -          $      744          $    1,029

Medicare Reserve                             1,100                   -               3,861                   -               4,961




(A)  Write-off of bad debts, net of recoveries and acquisition balances.
(B)  Adjustment to Medicare reserve.