Form 10-Q
period 1996-12-31
IN HOME HEALTH INC /MN/
filed 1997-02-14
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


                            X  QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1996


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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x (1) No


    As of January 31, 1997, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,295,897 shares.

                                 IN HOME HEALTH, INC.
                                        INDEX



                                                                PAGE NO.
                                                                --------

PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets -                  2-3
                   December 31, 1996 and September 30,
                   1996

                   Consolidated Statements of Operations -          4
                   For the three months ended December 31,
                   1996 and 1995

                   Consolidated Statements of Cash Flows -          5
                   For the three months ended December 31,
                   1996 and 1995

                   Notes to Unaudited Consolidated               6-10
                   Financial Statements

    ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS         11-14
                   OF THE FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS

PART II.           OTHER INFORMATION                               15

                                 IN HOME HEALTH, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS)

                                        ASSETS



                                                      Dec. 31, 1996  Sept. 30,
                                                         (Unaudited)     1996
                                                          ----------   -------
Current Assets:
 Cash and cash equivalents                                $10,393      $18,617
 Accounts receivable (net of allowances
   of $814 and $802 in December and
   September 1996, respectively)                           20,880       19,418
 Prepaid income tax                                         1,142        1,037
 Deferred income tax                                        3,265        3,389
 Prepaid expenses and other current assets                  1,534        1,592
                                                           ------       ------
   Total current assets                                    37,214       44,053
                                                           ------       ------

Property:
 Furniture and equipment                                    9,862        9,954
 Computer equipment and software                            8,574        8,561
 Leasehold improvements                                       887          823
                                                           ------       ------
   Total                                                   19,323       19,338

 Accumulated depreciation                                 (10,009)      (9,437)
                                                           ------       ------

      Property - net                                        9,314        9,901
                                                           ------       ------

Other Assets:
 Accounts receivable                                       23,330       22,018
 Goodwill, net                                              5,591        5,590
 Other assets                                               1,091        1,121
                                                           ------       ------
   Total other assets                                      30,012       28,729
                                                           ------       ------

Total Assets                                              $76,540      $82,683
                                                           ------       ------
                                                           ------       ------






              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (AMOUNTS IN THOUSANDS)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      Dec. 31, 1996  Sept. 30,
                                                         (Unaudited)     1996
                                                          ---------    -------
Current Liabilities:
 Current maturities of long-term debt                      $ 1,312     $ 1,455
 Accounts payable                                            2,626       3,662
 Accounts payable - related party                              965       1,006
 Accrued liabilities:
   Third party                                              11,799      13,568
   Compensation                                              5,033       6,859
   Insurance                                                 6,364       6,133
   Other                                                       450         487
                                                            ------      ------
      Total current liabilities                             28,549      33,170
                                                            ------      ------

Long-Term Debt                                                 793       1,080
Deferred Revenue                                               714         820
Deferred Rent Payable                                          243         267
Deferred Income Tax                                          1,808       1,822
Commitments and Contingencies                                  --          --

Redeemable Convertible Preferred Stock -
 $1.00 par value, $20,000 redemption value,
 authorized 200 shares; issued and outstanding
 December 31 and September 30 - 200 shares                  18,840      18,766

Shareholders' Equity:
 Preferred stock - authorized 800 shares                       --          --
 Common stock - $.01 par value:
   authorized - 40,000 shares;
   issued and outstanding -
   December 31 - 16,296 shares;
   September 30 - 16,541 shares                                163         165
 Additional paid-in capital                                 23,475      23,978
 Retained earnings                                           1,955       2,615
                                                            ------      ------
      Total shareholders' equity                            25,593      26,758
                                                            ------      ------

Total Liabilities and Shareholders' Equity                 $76,540     $82,683
                                                            ------      ------
                                                            ------      ------

              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                              1996        1995
                                                            ------      ------

Revenue (net of Medicare reserves of
 $241 and $450 in 1996 and 1995, respectively)             $31,585     $32,468
                                                            ------      ------

Operating Expenses:
 Direct costs of revenue (primarily payroll related costs)  17,181      17,886
 General, administrative and selling expenses               14,508      14,473
                                                            ------      ------
   Total operating expenses                                 31,689      32,359
                                                            ------      ------

Income (Loss) From Operations                                 (104)        109
                                                            ------      ------

Interest:
 Interest income                                               223         205
 Interest expense                                              (89)       (134)
                                                            ------      ------
   Net interest income                                         134          71
                                                            ------      ------

Income Before Income Taxes                                      30         180
Income Tax Expense                                              16          82
                                                            ------      ------

Net Income                                                 $    14     $    98
                                                            ------      ------
                                                            ------      ------

Loss Applicable to Common Stock                            $  (660)    $  (404)
                                                            ------      ------
                                                            ------      ------

Loss Per Common and
 Common Equivalent Share                                   $  (.04)    $  (.02)
                                                            ------      ------
                                                            ------      ------

Weighted Average Common and
 Common Equivalent Shares Outstanding                       16,416      16,473
                                                            ------      ------
                                                            ------      ------





              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                (AMOUNTS IN THOUSANDS)


                                                              1996        1995
                                                            ------      ------
Cash Flows From Operating Activities:
 Net income                                                $    14     $    98
 Adjustments:
 Depreciation and amortization                                 777         842
   Accounts receivable                                      (2,774)     (1,254)
   Prepaid expenses and other assets                          (348)        261
   Accounts payable                                         (1,077)        339
   Accrued liabilities                                      (3,401)      1,823
   Deferred liabilities                                        (20)       (827)
                                                            ------      ------

      Net cash provided (used) by operating activities      (6,829)      1,282
                                                            ------      ------

Cash Flows from Investing Activities:
 Business Acquisitions                                         (40)          -
 Acquisition of property                                       (77)       (300)
 Advances to officers and employees                            257          19
                                                            ------      ------
   Net cash provided (used) by investing activities            140        (281)
                                                            ------      ------

Cash Flows from Financing Activities:
 Payment of long term debt                                    (430)       (507)
 Issuance (repurchase) of common stock                        (505)         31
 Issuance of preferred stock and warrants                       -       17,987
 Preferred dividends paid                                     (600)       (454)
                                                            ------      ------
   Net cash provided (used) by financing activities         (1,535)     17,057
                                                            ------      ------

Cash and Cash Equivalents:
 Net increase (decrease)                                    (8,224)     18,058
 Beginning of period                                        18,617       3,665
                                                            ------      ------
   End of period                                           $10,393     $21,723
                                                            ------      ------
                                                            ------      ------

Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                                $    89     $   134
                                                            ------      ------
                                                            ------      ------
   Income taxes                                            $    11     $   246
                                                            ------      ------
                                                            ------      ------




              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS
    In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of December 31, 1996 and the results of operations and its cash flows for the three month periods ended December 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.  LOSS PER COMMON AND COMMON EQUIVALENT SHARE
    Primary loss per common and common equivalent share is computed by dividing the loss applicable to common stock, as adjusted for the dividends and accretion on the Preferred Stock by the weighted average number of shares of common stock and common stock equivalents, consisting of dilutive stock options and warrants, outstanding during the period. Loss per share assuming full dilution would be substantially the same.

Primary loss per share for the three months ended December 31, 1996 and 1995 are as follows (in thousands except per share data):

                                                              1996        1995
                                                            ------      ------
    Shares outstanding:
      Weighted average outstanding                          16,379      16,286
      Shares issuable in connection with stock
         options and warrants less shares
         purchasable from proceeds                              37         187
                                                            ------      ------
      Adjusted outstanding                                  16,416      16,473
                                                            ------      ------
                                                            ------      ------

    Adjusted loss applicable to common
    stockholders:
      Net income                                           $    14     $    98
      Dividends on preferred stock                            (600)       (454)
      Preferred stock accretion                                (74)        (48)
                                                            ------      ------
      Loss applicable to common stock                      $  (660)    $  (404)
                                                            ------      ------
                                                            ------      ------

    Loss per common and common
    equivalent share                                       $  (.04)    $  (.02)
                                                            ------      ------
                                                            ------      ------

3.  ACQUISITIONS
    Effective October 28, 1996, the Company acquired certain assets of Community Health Professionals, Inc., a Maryland corporation engaged in providing home care staffing services and all of the common stock of Health Careers Institute, Inc., a Maryland corporation engaged in the business of a post-secondary, non-degree school for various health care related classes. The purchase price totaled

$35,000 and the acquisitions were accounted for as purchases for financial reporting purposes. Goodwill of $40,000 has been recorded as of December 31, 1996.

    Neither of the acquisitions are individually significant and the operations of the acquired businesses are included in the statement of operations from the dates of acquisition.

4.  COMMITMENTS AND CONTINGENCIES
    Approximately 62% of revenue for the three months ended December 31, 1996 was derived from services provided to Medicare beneficiaries through cost reimbursement programs. Primarily all of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    The Company has received NPRs challenging $18.5 million of costs as of December 31, 1996. There was an additional $17.1 million of costs at December 31, 1996 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($35.6 million at December 31, 1996) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 58% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations and certain corporate expenses. These disputed costs (including the extrapolated impact) of $35.6 million at December 31, 1996 arose in the fiscal years ended September 30, 1996 ($6.6 million), 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million),
1992 ($4.4 million), 1991 ($2.1 million) and $1.8 million for the three months ended December 31, 1996. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

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

    Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March a favorable ruling on the physical therapist issue by the HHS Provider Reimbursement Review Board (PRRB). In May 1996, this ruling was reversed by the Health Care Financing Administration. The Company has appealed the decision to the U.S. Federal District Court in Minneapolis. Because the PRRB previously ruled in the Company's favor, the Company believes it has a strong basis for a favorable outcome on such an appeal. In June 1996, the PRRB ruled that approximately 53% of the $1,700,000 of community liaison costs subject to review as part of this hearing were reimbursable to the Company. In August 1996, the Health Care Financing Administration reversed this ruling. The Company had previously recorded a reserve equal to 16% of all revenue related to the $1,700,000 of costs as well as other personnel costs relating to the Company's community liaison position. After careful assessment of the PRRB and Health Care Financing Administrator's decisions and the facts and documentation supporting the nature of the personnel costs at issue, the Company continues to believe that the majority of the community liaison costs are recoverable under the Medicare program. The Company has concluded that the reserve on this issue in total remains appropriate and has appealed the decision to the U.S. Federal District Court in Minneapolis.

    The Company, based on its analysis process, believes that recovery of $7,480,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount
as of December 31, 1996.   The net amount of disputed costs which the Company
believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at December 31, 1996 were $36,487,000, including the receivables (net of reserves) for disputed costs of $28,081,000. As of December 31, 1996 the Company had received $11,799,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $23,330,000 as of December 31, 1996 have been classified as a non-current asset.

5.  STOCK BASED COMPENSATION
    In fiscal year 1997, the Company adopted Statement of Financial
Accounting Standards No. 123 (SFAS 123), 'Accounting for Stock-Based Compensation'. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and nonemployees and encourages a new method of accounting for employee stock compensation awards based on their estimated fair value at the date of grant and the recognition of associated compensation expense over the service period in the income statement. Companies are permitted to continue following Accounting Principles Board Opinion No. 25 (APB 25), 'Accounting for Stock Issued to Employees', but must disclose pro forma net income and pro forma earnings per share, as if the fair value method of SFAS 123 had been applied, in a footnote to the financial statements. The fair value measurement and recognition provisions of SFAS 123 must be applied to all stock-based arrangements with nonemployees. As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. SFAS 123 disclosures are not required on an interim reporting basis unless a complete set of financial statements is presented.

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

RESULTS OF OPERATIONS

    Revenue for the three months ended December 31, 1996 decreased 3% as compared to the same period in the prior year. Extended hours, infusion and hospice revenue increased 41% from the first quarter of fiscal 1996. This increase, however, was offset by a 17% decline in Visit division volume. The Visit division volume continues to be impacted by the trend of Medicare beneficiaries selecting coverage through HMO and Medicare risk providers and increased competition from hospital based home care companies.

    Direct costs of revenue, as a percentage of sales, were 54% versus 55% for the three months ended December 31, 1996 and 1995, respectively. The decrease was due to reduced Visit division volume with no corresponding reduction in general, administrative and selling expenses.

    General, administrative and selling expenses as a percent of revenue increased to 46% in 1996 compared to 45% in 1995. The increase was due to the decrease in total revenue without a corresponding decrease in general administrative and selling expenses. General administrative and selling expenses include costs related to development of elder care, cardiology and hospice specialty programs.

    Net interest income was $134,000 for the three months ended December 31, 1996 as compared to $71,000 for the comparable period in the prior year. Interest earnings are a result of the earnings on the cash proceeds from the investment by Manor Healthcare Corp. on October 24, 1995.

    Net income totaled $14,000 for the period ended December 31, 1996 versus $98,000 for the same period in the prior year. The decline in net income is a result of the decline in Visit division volume.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased $8,224,000 to $10,393,000 at December 31, 1996. During the first quarter of fiscal 1997 the Company paid out $2.3 million for previously accrued settlements and severance agreements with former employees and $2.6 million in repayments of Medicare overpayments during fiscal 1996. In addition, total accounts receivable increased $2.8 million principally as a result of increases in disputed costs with Medicare, timing of payments from Medicare and an increase in receivables related to the hospice program.

    Approximately 62% of revenue for the three months ended December 31, 1996 was derived from services provided to Medicare beneficiaries through cost reimbursement programs. Primarily all of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    The Company has received NPRs challenging $18.5 million of costs as of December 31, 1996. There was an additional $17.1 million of costs at December 31, 1996 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($35.6 million at December 31, 1996) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 58% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations and certain corporate expenses. These disputed costs (including the extrapolated impact) of $35.6 million at December 31, 1996 arose in the fiscal years ended September 30, 1996 ($6.6 million), 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million),
1992 ($4.4 million), 1991 ($2.1 million) and $1.8 million for the three months ended December 31, 1996. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

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

    Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March a favorable ruling on the physical therapist issue by the HHS Provider Reimbursement Review Board (PRRB). In May 1996, this ruling was reversed by the Health Care Financing Administration. The Company has appealed the decision to the U.S. Federal District Court in Minneapolis. Because the PRRB previously ruled in the Company's favor, the Company believes it has a strong basis for a favorable outcome on such an appeal. In June 1996, the PRRB ruled that approximately 53% of the $1,700,000 of community liaison costs subject to review as part of this hearing were reimbursable to the Company. In August 1996, the Health Care Financing Administration reversed this ruling. The Company had previously recorded a reserve equal to 16% of all revenue related to the $1,700,000 of costs as well as other personnel costs relating to the Company's community liaison position. After careful assessment of the PRRB and Health Care Financing Administrator's decisions and the facts and documentation supporting the nature of the personnel costs at issue, the Company continues to believe that the majority of the community liaison costs are recoverable under the Medicare program. The Company has concluded that the reserve on this issue in total remains appropriate and has appealed the decision to the U.S. Federal District Court in Minneapolis.

    The Company, based on its analysis process, believes that recovery of $7,480,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount
as of December 31, 1996.   The net amount of disputed costs which the Company
believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at December 31, 1996 were $36,487,000, including the receivables (net of reserves) for disputed costs of $28,081,000. As of December 31, 1996 the Company had received $11,799,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $23,330,000 as of December 31, 1996 have been classified as a non-current asset.

    The Company has letter of credit facilities from a commercial bank totaling $3,815,000. These credit facilities are collateralized by secured investments and will expire on December 15, 1997.

    The Company's current cash and cash equivalents are expected to provide sufficient capital to fund the Company's operations and expansion plans through fiscal 1997.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS - None

ITEM 2 - CHANGES IN SECURITIES - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                   (10) Letter of Credit Agreement dated December 16, 1996 with First Bank National Association
                   (11)   Computation of Per Share Earnings

         (b) Reports on Form 8-K
                   None

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        In Home Health, Inc.
                                                      ------------------------
                                                                     Registrant



Date:    February 13, 1997                                 /s/ Mark L. Gildea
                                                      ------------------------
                                                                 Mark L. Gildea
                                                        Chief Executive Officer




Date:    February 13, 1997                                   /Thomas R. Gross
                                                      ------------------------
                                                                Thomas R. Gross
                                                 Acting Chief Financial Officer
                                                    Vice President - Controller