Form 10-Q
period 1997-03-31
IN HOME HEALTH INC /MN/
filed 1997-05-09
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            --
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTERLY PERIOD ENDED MARCH 31, 1997


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


                                     612-449-7500
                 (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X (1) No
                                                --       --

    As of March 31, 1997, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,295,897 shares.

                                 IN HOME HEALTH, INC.
                                        INDEX


                                                                       PAGE NO.
                                                                       --------

PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
              March 31, 1997 and September 30, 1996                       2-3

              Consolidated Statements of Operations -
              For the three and six months ended March 31,
              1997 and 1996                                                 4

              Consolidated Statements of Cash Flows -
              For the six months ended March 31, 1997 and 1996              5

              Notes to Consolidated Financial Statements                  6-10

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                             11-14

PART II.      OTHER INFORMATION                                            15

                                 IN HOME HEALTH, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (DOLLARS AND SHARES IN THOUSANDS)

                                        ASSETS


                                                     March 31, 1997   Sept. 30,
                                                      (Unaudited)       1996
                                                     --------------   --------
Current Assets:
    Cash and cash equivalents                         $11,910          $18,617
    Accounts receivable, net of allowances
         of $701 and $802 in March 1997 and
         September 1996, respectively                  18,787           19,418
    Prepaid income tax                                    578            1,037
    Deferred income tax                                 3,255            3,389
    Prepaid expenses and other current assets           1,408            1,592
                                                      -------          --------
      Total current assets                             35,938           44,053
                                                      -------          --------

Property:
    Furniture and equipment                             9,833            9,954
    Computer equipment and software                     8,600            8,561
    Leasehold improvements                                907              823
                                                      -------          --------
         Total                                         19,340           19,338

    Accumulated depreciation                          (10,635)          (9,437)
                                                      -------          --------

              Property - net                            8,705            9,901
                                                      -------          --------

Other Assets:
    Accounts receivable                                24,039           22,018
    Goodwill, net                                       5,558            5,590
    Other assets                                        1,043            1,121
                                                      -------          --------
         Total other assets                            30,640           28,729
                                                      -------          --------

Total Assets                                          $75,283          $82,683
                                                      -------          --------
                                                      -------          --------




              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          (DOLLARS AND SHARES IN THOUSANDS)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     March 31, 1997   Sept. 30,
                                                      (Unaudited)       1996
                                                     --------------   --------
Current Liabilities:
    Current maturities of long-term debt              $ 1,124          $ 1,455
    Accounts payable                                    2,811            3,662
    Accounts payable - related party                      894            1,006
    Accrued liabilities:
         Third party                                   12,448           13,568
         Compensation                                   4,712            6,859
         Insurance                                      6,372            6,133
         Other                                            440              487
                                                      -------          --------
              Total current liabilities                28,801           33,170
                                                      -------          --------

Long-Term Debt                                            549            1,080
Deferred Revenue                                          609              820
Deferred Rent Payable                                     225              267
Deferred Income Tax                                     1,787            1,822
Commitments and Contingencies                              --               --

Redeemable Convertible Preferred Stock -
    $1.00 par value, $20,000 redemption value,
    authorized 200 shares; issued and outstanding
    March 31 and September 30 - 200 shares             18,913           18,766

Shareholders' Equity:
    Preferred stock - authorized 800 shares                --               --
    Common stock - $.01 par value:
         authorized - 40,000 shares;
         issued and outstanding -
         March 31 - 16,296 shares;
         September 30 - 16,541 shares                     163              165
    Additional paid-in capital                         23,475           23,978
    Retained earnings                                     761            2,615
                                                      -------          --------
              Total shareholders' equity               24,399           26,758
                                                      -------          --------

Total Liabilities and Shareholders' Equity            $75,283          $82,683
                                                      -------          --------
                                                      -------          --------


              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                        Three Months Ended  Six Months Ended
                                            March 31            March 31
                                        ------------------  ----------------
                                         1997       1996     1997       1996
                                         ----       ----     ----       ----
Revenue (net of Medicare reserves of
    $210, $400, $451, $850 for the
    respective periods)               $31,375    $31,792  $62,960    $64,260
                                      -------    -------  -------    -------
Operating Expenses:
    Direct costs of revenue
     (primarily payroll related costs) 17,717 17,141 34,898 35,027 General, administrative
     and selling expenses              14,376     14,569   28,884     29,042
                                      -------    -------  -------    -------
          Total operating expenses     32,093     31,710   63,782     64,069
                                      -------    -------  -------    -------

Income (Loss) From Operations            (718)        82     (822)       191
                                      -------    -------  -------    -------

Interest:
    Interest income                       180        353      403        558
    Interest expense                      (63)      (107)    (152)      (241)
                                      -------    -------  -------    -------
         Net interest income              117        246      251        317
                                      -------    -------  -------    -------

Income (Loss) Before Income Taxes        (601)       328     (571)       508
Income Tax Expense (Benefit)              (80)       202      (64)       284
                                      -------    -------  -------    -------

Net Income (Loss)                     $  (521)   $   126  $  (507)   $   224
                                      -------    -------  -------    -------
                                      -------    -------  -------    -------

Loss Applicable to Common Stock       $(1,194)   $  (546) $(1,854)   $  (950)
                                      -------    -------  -------    -------
                                      -------    -------  -------    -------

Loss Per Common and
  Common Equivalent Share             $  (.07)   $  (.03) $  (.11)   $  (.06)
                                      -------    -------  -------    -------
                                      -------    -------  -------    -------

Weighted Average Common
  and Common Equivalent
  Shares Outstanding                   16,322     16,443   16,366     16,458
                                      -------    -------  -------    -------
                                      -------    -------  -------    -------



              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                (AMOUNTS IN THOUSANDS)


                                                        1997            1996
                                                        ----            ----

Cash Flows From Operating Activities:
    Net income (loss)                                $  (507)        $   224
    Adjustments:
      Depreciation and amortization                    1,561           1,620
      Accounts receivable                             (1,390)         (1,473)
      Prepaid expenses and other assets                  222             126
      Accounts payable                                  (963)             55
      Accrued liabilities                             (3,075)          4,330
      Deferred liabilities                              (154)         (1,158)
                                                     -------          -------
        Net cash provided (used) by
            operating activities                      (4,306)          3,724
                                                     -------          -------

Cash Flows From Investing Activities:
    Business acquisitions                                (47)             --
    Acquisition of property                             (137)           (785)
    Advances to officers and employees                   350              10
                                                     -------          -------
        Net cash provided (used) by
            investing activities                         166            (775)
                                                     -------          -------

Cash Flows From Financing Activities:
    Payment of long-term debt                           (862)           (998)
    Issuance (repurchase) of common stock               (505)             24
    Issuance of preferred stock and warrants              --          17,720
    Preferred dividends paid                          (1,200)         (1,053)
                                                     -------          -------
        Net cash provided (used) by
            financing activities                      (2,567)         15,693
                                                     -------          -------

Cash and Cash Equivalents:
    Net increase (decrease)                           (6,707)         18,642
    Beginning of period                               18,617           3,665
                                                     -------          -------
        End of period                                $11,910         $22,307
                                                     -------          -------
                                                     -------          -------
Supplemental Cash Flow Information:
    Cash paid during the period for:
      Interest                                       $   152         $   241
                                                     -------          -------
                                                     -------          -------
      Income taxes                                   $    24         $ 1,167
                                                     -------          -------
                                                     -------          -------

Noncash Investing and Financing Activities:
  Property acquired by capital lease                 $    --         $   128
                                                     -------          -------
                                                     -------          -------


              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS
    In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1997 and the results of operations for the three and six months and cash flows for the six month periods ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

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

    Primary loss per share for the three and six months ended March 31, 1997 and 1996 are as follows (in thousands, except per share data):

                                                                Three Months                   Six Months
                                                            -------------------           --------------------
                                                            1997           1996           1997           1996
                                                            ----           ----           ----           ----
    Shares outstanding:
         Weighted average outstanding                     16,296         16,290         16,338         16,288
         Shares issuable in connection with stock
         options and warrants less shares
              purchasable from proceeds                       26            153             28            170
                                                          ------          -----          -----         ------
              Adjusted outstanding                        16,322         16,443         16,366         16,458
                                                          ------          -----          -----         ------
                                                          ------          -----          -----         ------
    Adjusted loss applicable to
    common stockholders:
         Net income (loss)                               $  (521)       $   126        $  (507)       $   224
         Dividends on preferred stock                       (600)          (599)        (1,200)        (1,053)
         Preferred stock accretion                           (73)           (73)          (147)          (121)
                                                          ------          -----          -----         ------

    Loss applicable to common stock                      $(1,194)       $  (546)       $(1,854)       $  (950)
                                                          ------          -----          -----         ------
                                                          ------          -----          -----         ------

    Loss per common and common
    equivalent share                                     $  (.07)       $  (.03)       $  (.11)       $  (.06)
                                                          ------          -----          -----         ------
                                                          ------          -----          -----         ------

3.  ACQUISITIONS
    Effective October 28, 1996, the Company acquired certain assets of Community Health Professionals, Inc., a Maryland corporation engaged in providing home care staffing services and all of the common stock of Health Careers Institute, Inc., a Maryland corporation engaged in the business of a post-secondary, non-degree school for various health care related classes. The purchase price totaled $35,000 and the acquisitions were accounted for as purchases for financial reporting purposes. Goodwill of $47,000 has been recorded as of March 31, 1997.

    Neither of the acquisitions are individually significant and the operations of the acquired businesses are included in the statement of operations from the dates of acquisition.

4.  COMMITMENTS AND CONTINGENCIES
    Approximately 62% of revenue for the six months ended March 31, 1997 was derived from services provided to Medicare beneficiaries through cost reimbursement programs. Primarily all of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare.
The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    The Company has received NPRs challenging $18.2 million of costs as of March 31, 1997. There was an additional $18.2 million of costs at March 31, 1997 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($36.4 million at March 31, 1997) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 59% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations and certain corporate expenses. These disputed costs (including the extrapolated impact) of $36.4 million at March 31, 1997 arose in the fiscal years ended September 30, 1996 ($6.6 million), 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), 1991
($2.1 million) and $2.6 million for the six months ended March 31, 1997. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels. The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 68% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs.

    Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March 1996 a favorable ruling on the physical therapist issue by the Health and Human Services Provider Reimbursement Review Board (PRRB). In May 1996, this ruling was reversed by the Health Care Financing Administration. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by the Health Care Financing Administration which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that the Health Care Financing Administration had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Health Care Financing Administration for further proceedings consistent with its order. In June 1996, the PRRB ruled that approximately 53% of the $1,700,000 of community liaison costs subject to review as part of this hearing were reimbursable to the Company. In August 1996, the Health Care Financing Administration reversed this ruling. The Company had previously recorded a reserve equal to 16% of all revenue related to the $1,700,000 of costs as well as other personnel costs relating to the Company's community liaison position. After careful assessment of the PRRB and Health Care Financing Administrator's decisions and the facts and documentation supporting the nature of the personnel costs at issue, the Company continues to believe that the majority of the community liaison costs are recoverable under the Medicare program. The Company has concluded that the reserve on this issue in total remains appropriate and has appealed the decision to the U.S. Federal District Court in Minneapolis.

    The Company, based on its analysis process, believes that recovery of $7,678,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that
amount as of March 31, 1997.   The net amount of disputed costs which the
Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at March 31, 1997 were $34,490,000, including the receivables (net of reserves) for disputed costs of $28,760,000. As of March 31, 1997 the Company had received $12,448,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $24,039,000 as of March 31, 1997 have been classified as a non-current asset.

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

6.  RECENTLY ISSUED ACCOUNTING STANDARD
    In February 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" which will be effective in fiscal 1998. The Company does not expect the impact of the new standard to have a material effect on the financial statements.

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

RESULTS OF OPERATIONS

    Revenue for the three and six months ended March 31, 1997 decreased 1% and 2%, respectively, over the same periods in the prior year. The decline in revenue is primarily a result of a 14% decrease in Visit division volume through March 31, 1997, offset by a 38% increase in Extended Hours, Infusion and Hospice revenue.

    Direct costs of revenue, as a percentage of sales, were 56% and 55% for the three and six months ended March 31, 1997 versus 54% and 55% for the same periods of the previous year. Increase for the three months ended March 31, 1997 is a result of margin pressures in the Extended Hours, Infusion and Hospice divisions.

    General, administrative and selling expenses for the three and six months ended March 31, 1997 were 46%, respectively, versus 46% and 45% for the same periods of the previous year. These expenses have increased as a percentage of sales as a result of the decrease in revenue without a corresponding reduction in general, administrative and selling expenses.

    Net interest income for the three and six month periods ended March 31, 1997 was $117,000 and $251,000 versus $246,000 and $317,000 for the same periods of the previous year. The decrease in interest income is due to less interest bearing cash and cash equivalents resulting from approximately
$4.9 million in payments for previously accrued settlements and severance agreements and repayment of prior year Medicare overpayments.

    Net loss totaled $507,000 for the six months ended March 31, 1997 versus net income of $224,000 through the six month period ended March 31, 1996. Net loss for the three months ended March 31, 1997 totaled $521,000
versus net income of $126,000 for the same period of the prior year.   The
net loss is a result of profit margins below expectations on Extended Hours, Hospice and Infusion revenue coupled with a decline in Visit division volume.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased $6,707,000 to $11,910,000 at March 31, 1997. During the first quarter of fiscal 1997 the Company paid out $2.3 million for previously accrued settlements and severance agreements with former employees, and $2.6 million in repayments of Medicare overpayments during fiscal 1996. The Company also paid $1.2 million in preferred dividends to Manor Healthcare Corp. for the six months ended March 31, 1997. In addition, total accounts receivable increased
$1.4 million for the six months ended March 31, 1997 principally as a result of increases in disputed costs with Medicare, timing of payments from Medicare and an increase in receivables related to the hospice program.

    Approximately 62% of revenue for the six months ended March 31, 1997 was derived from services provided to Medicare beneficiaries through cost reimbursement programs. Primarily all of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare.
The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    The Company has received NPRs challenging $18.2 million of costs as of March 31, 1997. There was an additional $18.2 million of costs at March 31, 1997 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($36.4 million at March 31, 1997) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 59% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs; other costs in dispute relate to the cost of physical therapists employed by the Company, the method of allocation of administrative and general costs to branch operations and certain corporate expenses. These disputed costs (including the extrapolated impact) of $36.4 million at March 31, 1997 arose in the fiscal years ended September 30, 1996 ($6.6 million), 1995 ($6.0 million), 1994 ($8.2 million), 1993 ($6.5 million), 1992 ($4.4 million), 1991
($2.1 million) and $2.6 million for the six months ended March 31, 1997. The amount of disputed costs has increased over the last several years as the Company's operations have grown, Medicare auditors have taken positions to disallow certain costs in certain cost reports as non-reimbursable, and the Company has extrapolated that amount of costs that may be challenged to other unaudited cost reporting years. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels. The disputed cost analysis process related to the community liaison and physical therapist positions (which comprise 68% of disputed costs) encompassed all of the authoritative, legal and historical sources discussed above. Based on this review the Company believes that the majority of the community liaison costs are probable of recovery, and that a relatively small portion of these costs are not probable of recovery. The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate. Nothing has occurred in the legal or administrative process which the Company is pursuing concerning the disputes which has caused the Company to conclude that the reserve should be changed. Therefore, no change has been made in the rate of reserve used to record additional reserves on community liaison related costs incurred on an ongoing basis. On the physical therapist issue, the Company believes Medicare has no basis in the regulations for its disallowance of certain costs related to physical therapists employed by the Company, and therefore the Company has not established a reserve for these disputed costs.

    Legal opinions have been received on both the community liaison and physical therapist issues from an attorney specializing in Medicare reimbursement issues indicating that it is probable that the Company will prevail in both issues. The Company received in March 1996 a favorable ruling on the physical therapist issue by the Health and Human Services Provider Reimbursement Review Board (PRRB). In May 1996, this ruling was reversed by the Health Care Financing Administration. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by the Health Care Financing Administration which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that the Health Care Financing Administration had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Health Care Financing Administration for further proceedings consistent with its order. In June 1996, the PRRB ruled that approximately 53% of the $1,700,000 of community liaison costs subject to review as part of this hearing were reimbursable to the Company. In August 1996, the Health Care Financing Administration reversed this ruling. The Company had previously recorded a reserve equal to 16% of all revenue related to the $1,700,000 of costs as well as other personnel costs relating to the Company's community liaison position. After careful assessment of the PRRB and Health Care Financing Administrator's decisions and the facts and documentation supporting the nature of the personnel costs at issue, the Company continues to believe that the majority of the community liaison costs are recoverable under the Medicare program. The Company has concluded that the reserve on this issue in total remains appropriate and has appealed the decision to the U.S. Federal District Court in Minneapolis.

    The Company, based on its analysis process, believes that recovery of $7,678,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that
amount as of March 31, 1997.   The net amount of disputed costs which the
Company believes is probable of recovery has been included in revenues in the respective years in which services were rendered and, to the extent not paid to the Company, is included in accounts receivable. Total accounts receivable (net of reserves) due from Medicare at March 31, 1997 were $34,490,000, including the receivables (net of reserves) for disputed costs of $28,760,000. As of March 31, 1997 the Company had received $12,448,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities -Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $24,039,000 as of March 31, 1997 have been classified as a non-current asset.

    The Company has letter of credit facilities from a commercial bank totaling $3,348,000. These credit facilities are collateralized by secured investments and will expire on December 15, 1997.

    The Company's current cash and cash equivalents are expected to provide sufficient capital to fund the Company's operations and expansion plans through fiscal 1997.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS - None.

ITEM 2 - CHANGE IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

         The Company held its Annual Meeting of Shareholders on March 6, 1997. The shareholders present in person or in proxy voted to re-elect the existing board of directors. Each nominee received the number of votes indicated below. There were no broker non-votes with respect to the election of directors.

         Nominees            Votes For      Withheld
         --------            ----------     --------
         Mark L. Gildea      17,765,753     352,537
         James J. Lynn       17,753,408     364,882
         Donald C. Tomasso   17,789,684     328,606
         Joseph Buckley      17,780,325     337,965
         James M. Rempe      17,787,899     330,391

         The shareholders approved the amendment to the 1991 Employee Stock Purchase Plan by a vote of 17,357,712 shares in favor, 569,663 shares against, 81,300 shares abstaining and zero broker non-voted.

         The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1997 by a vote of 17,928,785 shares in favor, 126,227 shares against, 63,278 abstaining and zero shares broker non-voted.

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


                                          In Home Health, Inc.
                                          ------------------------
                                                   Registrant




Date:  May 8, 1997                           /s/Mark L. Gildea
                                          ------------------------
                                                    Mark L. Gildea
                                           Chief Executive Officer





Date:  May 8, 1997                           /s/Thomas R. Gross
                                          ------------------------
                                                   Thomas R. Gross
                                           Chief Financial Officer