Form 10-Q
period 1997-06-30
IN HOME HEALTH INC /MN/
filed 1997-08-18
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             -            SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

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

    As of August 15, 1997, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,295,897 shares.

                                 IN HOME HEALTH, INC.
                                        INDEX


                                                                    PAGE NO.
                                                                    --------

PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
              June 30, 1997 and September 30, 1996                     2-3

              Consolidated Statements of Operations -
              For the three and nine months ended June 30,
              1997 and 1996                                              4

              Consolidated Statements of Cash Flows -
              For the nine months ended June 30, 1997 and 1996           5

              Notes to Unaudited Consolidated Financial Statements    6-10

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                          11-15

PART II.      OTHER INFORMATION                                         16

ITEM 1.                          IN HOME HEALTH, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN THOUSANDS)

                                        ASSETS

                                                 June 30, 1997     Sept. 30,
                                                  (Unaudited)        1996
                                                 -------------     ---------
Current Assets:
  Cash and cash equivalents                         $11,521        $18,617
  Accounts receivable, net of allowances
    of $1,010 and $802 in June 1997 and
    September 1996, respectively                     17,913         19,418
  Prepaid income tax                                  4,013          1,037
  Deferred income tax                                 1,540          3,389
  Prepaid expenses and other current assets           1,205          1,592
                                                    -------        -------
    Total current assets                             36,192         44,053
                                                    -------        -------

Property:
  Furniture and equipment                             9,734          9,954
  Computer equipment and software                     8,239          8,561
  Leasehold improvements                                772            823
                                                    -------        -------
    Total                                            18,745         19,338

  Accumulated depreciation                          (10,739)        (9,437)
                                                    -------        -------

    Property - net                                    8,006          9,901
                                                    -------        -------

Other Assets:
  Accounts receivable, long-term                      3,868         22,018
  Goodwill, net                                       5,518          5,590
  Other assets                                          901          1,121
                                                    -------        -------
    Total other assets                               10,287         28,729
                                                    -------        -------

Total Assets                                        $54,485        $82,683
                                                    -------        -------
                                                    -------        -------



              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (AMOUNTS IN THOUSANDS)

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 30, 1997     Sept. 30,
                                                  (Unaudited)        1996
                                                  -----------        ----
Current Liabilities:
  Current maturities of long-term debt              $ 1,010        $ 1,455
  Accounts payable                                    2,579          3,662
  Accounts payable - related party                       --          1,006
  Accrued liabilities:
  Third party                                         5,576         13,568
  Compensation                                        4,625          6,859
  Insurance                                           6,590          6,133
  Other                                               2,342            487
                                                    -------        -------
  Total current liabilities                          22,722         33,170
                                                    -------        -------

Long-Term Debt                                          330          1,080
Deferred Revenue                                        504            820
Deferred Rent Payable                                   199            267
Deferred Income Tax                                   1,749          1,822
Commitments and Contingencies                            --             --

Redeemable Convertible Preferred Stock -
  $1.00 par value, $20,000 redemption value,
  authorized 200 shares; issued and outstanding
  June 30 and September 30 - 200 shares              18,987         18,766

Shareholders' Equity:
  Preferred stock - authorized 800 shares                --             --
  Common stock - $.01 par value:
  authorized - 40,000 shares;
    issued and outstanding -
    June 30 - 16,296 shares;
    September 30 - 16,541 shares                        163            165
  Additional paid-in capital                         23,513         23,978
  Retained earnings (deficit)                       (13,682)         2,615
                                                    -------        -------
  Total shareholders' equity                          9,994         26,758
                                                    -------        -------

Total Liabilities and Shareholders' Equity          $54,485        $82,683
                                                    -------        -------
                                                    -------        -------

              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                        Three Months Ended            Nine Months Ended
                                                             June 30                       June 30
                                                        ------------------            -----------------
                                                       1997           1996           1997           1996
                                                       ----           ----           ----           ----
Revenue (net of Medicare reserves of
  $13,970, $180, $14,421, $1,030 for the
  respective periods)                              $ 18,855        $30,302       $ 81,815        $94,562
                                                    -------        -------        -------        -------

Operating Expenses:
  Direct costs of revenue
    (primarily payroll related costs)                18,001         15,905         52,899         50,932
  General, administrative
    and selling expenses                             14,444         14,218         43,328         43,260
  Restructuring charge                                2,027            --           2,027            --
                                                    -------        -------        -------        -------
  Total operating expenses                           34,472         30,123         98,254         94,192
                                                    -------        -------        -------        -------

Income (loss) from operations                       (15,617)           179        (16,439)           370
                                                    -------        -------        -------        -------

Interest:
  Interest income                                       183            268            586            826
  Interest expense                                      (51)          (114)          (203)          (355)
                                                    -------        -------        -------        -------
  Net interest income                                   132            154            383            471
                                                    -------        -------        -------        -------
Income (loss) before income taxes                   (15,485)           333        (16,056)           841
Income tax expense (benefit)                         (1,716)           221         (1,780)           505
                                                    -------        -------        -------        -------

Net income (loss)                                  $(13,769)       $   112       $(14,276)       $   336
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Loss applicable to common stock                    $(14,443)       $  (560)      $(16,297)       $(1,510)
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Loss per common and
  common equivalent share                          $   (.89)       $  (.03)      $  (1.00)       $  (.09)
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

Weighted average common
  and common equivalent
  shares outstanding                                 16,311         16,465         16,349         16,430
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------


              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (AMOUNTS IN THOUSANDS)

                                                           1997          1996
                                                           ----          ----
Cash Flows From Operating Activities:
  Net income (loss)                                     $(14,276)      $   336
                                                        --------       -------
  Adjustments:
    Depreciation and amortization                          2,435         2,396
    Accounts receivable                                   19,655        (5,798)
    Prepaid expenses and other assets                     (2,941)          198
    Accounts payable                                      (2,089)         (440)
    Accrued liabilities                                   (7,914)        7,629
    Deferred liabilities                                   1,392        (1,693)
                                                        --------       -------
       Net cash provided (used) by operating              (3,738)        2,628
         activities                                     --------       -------

Cash Flows From Investing Activities:
  Business acquisitions                                      (47)           --
  Acquisition of property                                   (162)       (1,206)
  Advances to officers and employees                         351            42
                                                        --------       -------
  Net cash provided (used) by investing                      142        (1,164)
         activities                                     --------       -------

Cash Flows From Financing Activities:
  Payment of long-term debt                               (1,195)       (1,568)
  Issuance (repurchase) of common stock                     (505)          127
  Issuance of preferred stock and warrants                    --        17,720
  Preferred dividends paid                                (1,800)       (1,653)
                                                        --------       -------

       Net cash provided (used) by financing activities   (3,500)       14,626
                                                        --------       -------

Cash and Cash Equivalents:
  Net increase (decrease)                                 (7,096)       16,090
  Beginning of period                                     18,617         3,665
                                                        --------       -------
  End of period                                         $ 11,521       $19,755
                                                        --------       -------
                                                        --------       -------

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $    203       $   355
                                                        --------       -------
                                                        --------       -------
    Income taxes                                        $     24       $ 1,932
                                                        --------       -------
                                                        --------       -------

Noncash Investing and Financing Activities:
  Property acquired by capital lease                    $    --        $   148
                                                        --------       -------
                                                        --------       -------


              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS
    In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1997 and the results of operations for the three and nine months and cash flows for the nine month periods ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

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

    Primary loss per share for the three and nine months ended June 30, 1997 and 1996 are as follows (in thousands, except per share data):


                                                          Three Months                  Nine Months
                                                      -------------------           -------------------
                                                      1997           1996           1997           1996
                                                      ----           ----           ----           ----
    Shares outstanding:
       Weighted average outstanding                  16,296         16,351         16,296         16,279
       Shares issuable in connection with stock
         options and warrants less shares
         purchasable from proceeds                       15            114             53            151
                                                   --------        -------       --------        -------
       Adjusted outstanding                          16,311         16,465         16,349         16,430
                                                   --------        -------       --------        -------
                                                   --------        -------       --------        -------

    Adjusted loss applicable to
    common stockholders:
       Net income (loss)                           $(13,769)          $112       $(14,276)       $   336
       Dividends on preferred stock                    (600)          (600)        (1,800)        (1,653)
       Preferred stock accretion                        (74)           (72)          (221)          (193)
                                                   --------        -------       --------        -------

    Loss applicable to common stock                $(14,443)       $  (560)      $(16,297)       $(1,510)
                                                   --------        -------       --------        -------
                                                   --------        -------       --------        -------

    Loss per common and common
    equivalent share                               $   (.89)       $  (.03)      $  (1.00)       $  (.09)
                                                   --------        -------       --------        -------
                                                   --------        -------       --------        -------



3.  RESTRUCTURING CHARGE
    The Company has recorded a $2,027,000 restructuring charge as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure. The charge includes costs associated with the closing of six pharmacies, the consolidation of three sites in multi-site markets, the relocation of ten other sites to more economical locations, and severance related to administrative staff reductions. As of June 30, 1997, $1,869,000 of costs, primarily related to estimated lease costs associated with vacated sites, remain to be paid out and are included in other current liabilities. The restructuring plan is expected to be completed by the end of the third quarter of fiscal year 1998.

4.  COMMITMENTS AND CONTINGENCIES
    Approximately 55% of revenue for the nine months ended June 30, 1997 was derived from services provided to Medicare beneficiaries through cost reimbursement programs. Primarily all of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, and are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    This detailed analysis process is updated on a quarterly basis, taking into account any new information (such as decisions relating to the Company's disputed costs, and administrative and judicial decisions relating to similar issues) that may affect the determination of the net realizable value of accounts receivable or of liabilities to repay amounts received for disputed costs. Results of this detailed analysis process are extrapolated to other unaudited cost reporting years for all of the Company's operations, to estimate the gross amount of reimbursement that would be affected. The Company, through this ongoing control and monitoring process, establishes a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not probable of recovery. This reserve is reported as a reduction of accounts receivable for disputed costs for which the Company may not ultimately receive payment. The Company has also reported as a liability disputed costs for which it has received payment, which may have to be returned to Medicare. Accordingly, the Company believes that its accounts receivable are stated at net realizable value, and that it has recorded all probable liabilities for repayment of disputed costs.

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

    During the quarter ended June 30, 1997 and subsequent to June 30, 1997, the Company has settled various disputed NPRs and received decisions from the Provider Reimbursement Review Board and the U.S. District Court. As a result, the Company currently has NPRs challenging $18.0 million of costs as of June 30, 1997. There was an additional $7.7 million of costs at June 30, 1997 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($25.7 million at June 30, 1997) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 61% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs. Other costs in dispute relate to the cost of physical therapists employed by the Company and certain other branch and corporate expenses. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels.
The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate. Subsequent to the third quarter of fiscal 1997, the Company received two decisions which has caused the Company to conclude that the reserve should be changed. As a result, a Medicare reserve of $14.0 million was recorded during the third quarter of fiscal 1997.

    In August 1997 the U.S. District Court ruled that the Company was not entitled to Medicare reimbursement for approximately $1.6 million of community liaison costs incurred prior to June 1992, but was entitled to partial reimbursement of the costs for the period from June through September 1992. The total costs for June through September 1992 were $300,000. In another case the Department of Health and Human Services' Provider Reimbursement Review Board
(PRRB) ruled that the Company would be partially reimbursed for costs associated with its home care coordinator/community liaison personnel at certain Company offices in fiscal years ending September 30, 1991 through 1993. The amount of Medicare reimbursement in dispute in this case was approximately $3 million.
The Company
had previously recorded a reserve equal to 16% of all revenue related to all community liaison personnel costs. After careful assessment of the U.S. District Court, PRRB and Health Care Financing Administrator's decisions and the facts and documentation supporting the nature of the personnel costs at issue, the Company believes that a substantial portion of the community liaison costs are no longer recoverable under the Medicare program. As a result, during the third quarter of fiscal 1997, the Company has increased the reserve on the community liaison costs which have been disputed or are anticipated to be disputed.

    The Company received, in March 1996, a favorable ruling on the physical therapist issue by the PRRB. In May 1996, this ruling was reversed by the Health Care Financing Administration. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by the Health Care Financing Administration which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that the Health Care Financing Administration had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Department of Health and Human Services for further proceeding consistent with its order. As a result, the Company has not established a reserve for these disputed costs.

      As of June 30, 1997, the Company, based on its analysis process, believes that recovery of $21,856,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of June 30, 1997. Total accounts receivable (net of reserves) due from Medicare at June 30, 1997 were $13,276,000, including the receivables (net of reserves) for disputed costs of $3,868,000. As of June 30, 1997 the Company had received $5,576,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $3,868,000 as of June 30, 1997 have been classified as a non-current asset.

5.  INCOME TAXES
    As a result of the restructuring charge noted in Footnote 3 and the Medicare reserve adjustment noted in Footnote 4, the Company recorded a tax benefit for the carry back of tax losses to preceding years. This tax benefit was offset by the write-off of certain deferred tax assets.

6.  STOCK BASED COMPENSATION
    In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and nonemployees and encourages a new method of accounting for employee stock compensation awards based on their estimated fair value at the date of grant and the recognition of associated compensation expense over the service period in the income statement. Companies are permitted to continue following Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", but must disclose pro forma net income and pro forma earnings per share, as if the fair value method of SFAS 123 had been applied, in a footnote to the financial statements. The fair value measurement and recognition provisions of SFAS 123 must be applied to all stock-based arrangements with nonemployees. As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. SFAS 123 disclosures are not required on an interim reporting basis unless a complete set of financial statements is presented.

7.  RECENTLY ISSUED ACCOUNTING STANDARD
    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" which will be effective in fiscal 1998. The Company does not expect the impact of the new standard to have a material effect on the financial statements.

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

RESULTS OF OPERATIONS

    Revenue for the three and nine month periods ended June 30, 1997 decreased 38% and 13%, respectively, as compared to the same periods of the previous year. The decline is due to a $14 million revenue reserve recorded in the third quarter of fiscal year 1997. In August 1997, the U.S. District Court for Minnesota held that the Company was not entitled to Medicare reimbursement for approximately $1.6 million of community liaison costs incurred prior to June 1992, but was entitled to partial reimbursement of the costs for the period from June through September 1992. The total costs for June through September 1992 were $300,000. In a second case the Department of Health and Human Services' Provider Reimbursement Review Board ruled that the Company was entitled to partial reimbursement for approximately $3 million of home care coordinator/community liaison costs incurred in fiscal years 1991 through 1993. These decisions are likely to affect whether the Company is entitled to Medicare reimbursement for similar costs in subsequent years. Based on its preliminary evaluation, the Company has recorded $13,970,000 of revenue reserves in the third quarter of fiscal 1997.

    Direct costs of revenue, as a percentage of revenue, were 95% and 65% for the three and nine months ended June 30, 1997 versus 52% and 54% in the comparable periods of the prior year. The increase is due to the $14 million Medicare reserve previously discussed, which reduced revenues, and margin pressures in the Extended Hours, Infusion and Hospice divisions.

    General, administrative and selling expenses for the three and nine months ended June 30, 1997 were 77% and 53%, respectively, versus 47% and 46% in the previous year. The increase is due to the $14 million Medicare reserve previously discussed.

    During the third quarter of fiscal 1997 the Company announced plans to restructure its field operations. As a result of the $2 million restructuring the Company anticipates a reduction in future general and administrative expenses including rent and personnel charges.

    Net interest income for the three and nine month periods ended June 30, 1997 was $132,000 and $383,000 as compared with $154,000 and $471,000 during the same periods of the previous year. The decrease is due to less interest bearing cash and cash equivalents as a result of $4.6 million in payments for previously accrued settlements and severance agreements and repayment of prior year Medicare overpayments.

    Net loss for the third quarter of fiscal 1997 was $13,769,000 versus net income of $112,000 for the same period of fiscal 1996. Net loss for the nine month period ended June 30, 1997 was $14,276,000 compared with net income of $336,000 for the same period of the prior year. The net losses are primarily the result of the $14 million Medicare revenue reserve and the $2 million restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased $7,096,000 to $11,521,000 at June 30, 1997. During fiscal year 1997 the Company has paid out $2.3 million for previously accrued settlements and severance agreements with former employees and $2.3 million in repayments of Medicare overpayments during fiscal 1996. The Company has also paid $1.8 million in preferred dividends and $900,000 in management fees to ManorCare Health Services, Inc.

    Approximately 55% of revenue for the nine months ended June 30, 1997 was derived from services provided to Medicare beneficiaries through cost reimbursement programs. Primarily all of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, and are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

    This detailed analysis process is updated on a quarterly basis, taking into account any new information (such as decisions relating to the Company's disputed costs, and administrative and judicial decisions relating to similar issues) that may affect the determination of the net realizable value of accounts receivable or of liabilities to repay amounts received for disputed costs. Results of this detailed analysis process are extrapolated to other unaudited cost reporting years for all of the Company's operations, to estimate the gross amount of reimbursement that would be affected. The Company, through this ongoing control and monitoring process, establishes a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not probable of recovery. This reserve is reported as a reduction of accounts receivable for disputed costs for which the Company may not ultimately receive payment. The Company has also reported as a liability disputed costs for which it has received payment, which may have to be returned to Medicare.
Accordingly, the Company believes that its accounts receivable are stated at net realizable value, and that it has recorded all probable liabilities for repayment of disputed costs.

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

    During the quarter ended June 30, 1997 and subsequent to June 30, 1997, the Company has settled various disputed NPRs and received decisions from the Provider Reimbursement Review Board and the U.S. District Court. As a result, the Company currently has NPRs challenging $18.0 million of costs as of June 30, 1997. There was an additional $7.7 million of costs at June 30, 1997 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($25.7 million at June 30, 1997) comprise the total amount the Company considers to be disputed costs. The major cost category in dispute, accounting for approximately 61% of total disputed costs, is the treatment of certain personnel costs relating to the Company's community liaison positions, which Medicare auditors allege are unreimbursable sales costs. Other costs in dispute relate to the cost of physical therapists employed by the Company and certain other branch and corporate expenses. The normal Medicare administrative appeal process may take several years to resolve these types of disputes.

    The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and the Health Care Financing Administration, and is vigorously pursuing these matters through administrative and legal channels.
The Company has established, and is continuing to add to, a reserve for the portion of these costs not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate. Subsequent to the third quarter of fiscal 1997, the Company received two decisions which has caused the Company to conclude that the reserve should be changed. As a result, a Medicare reserve of $14.0 million was recorded during the third quarter of fiscal 1997.

    In August 1997 the U.S. District Court ruled that the Company was not entitled to Medicare reimbursement for approximately $1.6 million of community liaison costs incurred prior to June 1992, but was entitled to partial reimbursement of the costs for the period from June through September 1992. The total costs for June through September 1992 were $300,000. In another case the Department of Health and Human Services' Provider Reimbursement Review Board
(PRRB) ruled that the Company would be partially reimbursed for costs associated with its home care coordinator/community liaison personnel at certain Company offices in fiscal years ending September 30, 1991 through 1993. The amount of Medicare reimbursement in dispute in this case was approximately $3 million. The Company had previously recorded a reserve equal to 16% of all revenue related to all community liaison personnel costs. After careful assessment of the U.S. District Court, PRRB and Health Care Financing Administrator's decisions and the facts and documentation supporting the nature of the personnel costs at issue, the Company believes that a substantial portion of the community liaison costs are no longer recoverable under the Medicare program. As a result, during the third quarter of fiscal 1997, the Company has increased the reserve on the community liaison costs which have been disputed or are anticipated to be disputed.

    The Company received, in March 1996, a favorable ruling on the physical therapist issue by the PRRB. In May 1996, this ruling was reversed by the Health Care Financing Administration. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by the Health Care Financing Administration which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that the Health Care Financing Administration had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Department of Health and Human Services for further proceeding consistent with its order. As a result, the Company has not established a reserve for these disputed costs.

      As of June 30, 1997, the Company, based on its analysis process, believes that recovery of $21,856,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of June 30, 1997. Total accounts receivable (net of reserves) due from Medicare at June 30, 1997 were $13,276,000, including the receivables (net of reserves) for disputed costs of $3,868,000. As of June 30, 1997 the Company had received $5,576,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $3,868,000 as of June 30, 1997 have been classified as a non-current asset.

    The Company has letter of credit facilities from a commercial bank totaling $3,348,000. These credit facilities are collateralized by secured investments and will expire on December 15, 1997.

    The Company's current cash and cash equivalents are expected to provide sufficient capital to fund the Company's operations through fiscal 1998.

FORWARD LOOKING INFORMATION

    Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependant upon government regulation, third party reimbursement, competition and factors affecting the health care industry in general. The Company's future results of operations and financial condition will be affected by factors such as (i) proposed changes to the Medicare reimbursement system from a retrospective cost-based system to a prospective payment system, (ii) settlements which may be reached with the Department of Health and Human Services regarding cost reports, and (iii) its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS - Information about certain legal proceedings, set forth under Note 4 to the Unaudited Consolidated Financial Statements included herein, is incorporated by reference in this Item.

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


                                                          In Home Health, Inc.
                                                          --------------------
                                                                Registrant




Date:  August 18, 1997                                   /s/Wolfgang von Maack
                                                        ----------------------
                                                            Wolfgang von Maack
                                                       Chief Executive Officer





Date:  August 18, 1997                                      /s/Thomas R. Gross
                                                           -------------------
                                                               Thomas R. Gross
                                                       Chief Financial Officer