Form 10-K
period 1997-09-30
IN HOME HEALTH INC /MN/
filed 1997-12-22
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                                   X ANNUAL REPORT
                                  --
                       PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

Based on the closing sale price of $1.3125 on the NASDAQ National Market System, as of November 13, 1997 the aggregate market value of the registrant's common stock held by nonaffiliates was $12,572,325.

As of November 13, 1997 the number of shares outstanding of the registrant's common stock, $.01 par value was 16,398,781 shares.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 4, 1998, (the "1998 Proxy Statement"), a definitive copy of which will be filed within 120 days of the close of the past fiscal year, is incorporated by reference into Part III of this Form 10-K.

                                  TABLE OF CONTENTS



                                                                             Page(s)



PART I    Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . .  3-9
          Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .  9
          Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  9
          Item 4.   Submission of Matters to a Vote of Security Holders. . . .  9


PART II   Item 5.   Market for Registrant's Common Equity and Related
                    Stockholders Matters . . . . . . . . . . . . . . . . . . .  10
          Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . .  10
          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . . . .  11-16
          Item 8.   Financial Statements and Supplementary Data  . . . . . . .  17-33
          Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure  . . . . . . . . . . .  17


PART III  Item 10.  Directors and Executive Officers   . . . . . . . . . . . .  34
          Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . .  34
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management . . . . . . . . . . . . . . . . . . . . . . . .  34
          Item 13.  Certain Relationships and Related Transactions . . . . . .  34


PART IV   Item 14.  Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  34-35


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36


                                          2

                                       PART I


ITEM 1.   BUSINESS

          In Home Health, Inc. (the "Company") specializes in providing comprehensive health care services to clients of all ages in their homes. The Company's services include nursing, infusion therapy, hospice, rehabilitation, personal care and homemaking. The Company currently provides services from 38 offices and four pharmacies in 19 geographic markets located in 14 states under the trade names "In Home Health" or "Home Health Plus".

          The Company was incorporated in Minnesota in 1983 and is the successor to the business of a non-profit corporation which provided home health services in Minneapolis-St. Paul beginning in 1977. In October 1995, the Company consummated transactions with ManorCare Health Services, a wholly owned subsidiary of Manor Care, Inc., whereby ManorCare Health Services acquired 64% of the voting power of the Company's voting capital stock and the Company received net cash proceeds of approximately $18 million. The agreement with ManorCare Health Services contemplates that the Company will continue to operate in the lines of business in which it currently engages.

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

          In fiscal 1997, approximately 51% of the Company's revenue was derived from paraprofessional services provided by home health aides and homemaker/companions, 22% was derived from medical/surgical nursing, 9% was attributable to rehabilitation services, 5% from infusion pharmacy products, 2% from critical care nursing, 9% from hospice services and 2% from medical supplies.

          The Company receives payment for its services from various sources. The following summarizes the Company's revenue by payor source:

                                                         SEPTEMBER 30
                                                  -------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
     Medicare, cost reimbursement (1)               56%       70%       76%
     Insurance and County Governments               19%       14%       12%
     Private payors                                 16%       14%       12%
     Medicare Hospice Benefit, per diem based        9%        2%       -
                                                   ---       ---       ---
                                                   100%      100%      100%

     (1) Fiscal 1997 revenue was impacted by the $17,101,000 adjustment to Medicare reserves. See Note 5 to the financial statements.

     The Company's goal is to reduce the cost reimbursement Medicare program revenue percentage by focusing on increasing the revenue from potentially more profitable payor sources.

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

          Physical Therapists assist clients to restore strength and range of joint motion for improved function and retrain clients in all areas of ambulation and mobility.

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

          Nutritionists assist with dietary modifications and therapeutic diets for clients.

          OPERATING DIVISIONS

          The Company has 38 office locations consisting of 28 branches and 10 satellites. Each of the Company's branches has two divisions, a Visit Division and an Extended Hours Division. In addition, 24 branches have a Hospice Division. The Visit Division provides clients with short-term care, usually up to two hours per visit. The Extended Hours Division provides clients with care up to 24 hours per day. Hospice provides palliative care through an interdisciplinary team to the terminally ill client and the client's family. Hospice services are available to patients at home, in skilled nursing and assisted living facilities and in the hospital. The Visit Division charges by the visit, the Extended Hours Division charges by the hour and the Hospice Division charges by the day.

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

          The Company also provides pharmaceutical drugs, fluids and supplies through its infusion pharmacies. The Company operates four infusion pharmacies which operate with one or more full time pharmacists who collaborate with the client's physician, nurse and other health care providers.

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

          QUALITY ASSURANCE

          In addition to the basic requirements necessary for licensure and certification, the Company has implemented several practices to help assure high quality home care service. Clients are sent evaluation surveys bi-monthly to detect and correct weaknesses.
                                          4

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

          In each geographic area in which the Company operates, account representatives are responsible for establishing and maintaining relationships with referral sources. They contact physicians, hospitals, nursing homes, managed care organizations and other health care providers to explain the services provided by the Company. Other health care professionals within the Company, such as pharmacists or nurse specialists, may accompany the account representatives to offer clinical or technical expertise. The account representatives are backed by a professional health care liaison team consisting of home care coordinators that are primarily registered nurses. The team takes referrals, assesses clients and identifies their needs, emphasizes the benefits of the Company's services, coordinates care and communicates with the referral source. Each market is responsible for making contractual arrangements with hospitals, HMOs, governments, clients and large physician groups.

          COMPETITION

          The home health care business has become highly competitive. There are three different types of providers involved in home health services:

          INSTITUTIONS: Hospitals and public health agencies typically provide only short term, intermittent care. Some larger institutions have entered into the extended hours, hospice and home infusion markets.

          NATIONAL SPECIALIZED HOME CARE PROVIDERS: These companies typically provide specialized care; for example, hospice or infusion therapy, in multiple geographic markets. In the area of infusion therapy there are many significant competitors, although one provider is estimated to serve 40% of the home infusion therapy market.

          OTHER INDEPENDENT HOME CARE COMPANIES: These are generally locally owned and specialize in home care. Some of these organizations provide only homemaker and chore-person services, while others provide a broad range of home care services.

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

          REGULATION

          As a provider of health care services, the Company is subject to laws and regulations administered by the various states. As a result of their certification in the Medicare program, the Company's branches are subject to certain federal laws and regulations. The Company's provision of pharmaceuticals and other supplies for home infusion therapy subjects the Company to additional regulation, such as the need for licensing as a pharmacy and the need to comply with various federal and state laws and regulations governing pharmacies and the handling of pharmaceuticals. The Company has all necessary licenses and permits for its current operations.

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

          As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid anti-kickback statute, also known as "fraud and abuse laws." These laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under Medicare or state health programs or in return for the purchase, lease or order of items or services covered by Medicare or state health programs. Violations of the fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from Medicare and state health programs. In addition, several states in which the Company operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

          Congress adopted legislation in 1989, known as the "Stark" legislation, that generally prohibits or restricts a physician from referring a Medicare beneficiary's clinical laboratory services to any entity in which such physician (or a member of his immediate family) has an ownership or individual interest or with which such physician has a financial relationship, and prohibits such entity from billing for or receiving reimbursement on account of such referral, unless a specified exemption is available. Additional legislation became effective as of January 1, 1993 known as "Stark II," expanding the Stark legislation to referrals of services eligible for Medicaid reimbursement and "designated health services," including home health services, durable medical equipment and outpatient prescription drugs. Pursuant to Stark II, physicians who own an interest in the Company or who are compensated by the Company will be prohibited from seeking reimbursement for services rendered to such patients unless an exception applies. Ownership interests are excepted if the interest held is a publicly traded security in a company having shareholders' equity of at least $75 million.

          Several of the states in which the Company conducts business have enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws. There is no authority interpreting the state fraud and abuse laws in a manner that applies to the Company's operations. These laws are generally based upon the federal fraud and abuse law, so that the interpretation of the federal law may govern the application of the state laws.

          The federal government has increased significantly the financial and human resources allocated to enforcing the fraud and abuse laws. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The states initially targeted included California, Florida, Illinois, New York and Texas. ORT has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program. ORT has been expanded to all fifty states, with a specific concentration on twelve states including Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and durable medical equipment areas. No assurance can be given that the practices of the Company, if reviewed, would be found to be in compliance with such laws or with any future laws, as such laws ultimately may be interpreted.

          Additionally, the Health Care Financing Administration of the U.S. Department of Health and Human Services ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, has implemented "Wedge Surveys" in at least 13 states, including Connecticut, Floridan, Tennessee, Illinois, Indiana, Massachusetts, Minnesota, Ohio, Oklahoma, Texas, Utah, Virginia and Wyoming. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA reviews a small, limited number of claims over a two-month period and extrapolates the percentage which was paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

          While the Company believes that it is in material compliance with the fraud and abuse laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. It is the Company's policy to monitor its compliance with such requirements and to take appropriate actions to ensure such compliance.

          Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and will in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. Legislative debate regarding changes to the health care delivery system and payment systems is expected to continue in the future. The recently passed Balanced Budget Act of 1997 ("Budget Act") contains numerous changes in reimbursement to health care providers and is expected to have a significant impact on the health care industry. Additionally, the level of net revenues and profitability of the Company, like those of other health care providers, will also be effected by the continuing efforts of other payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services, negotiating reduced contract pricing and capitation arrangements.

          Congress passed the Budget Act as part of its plan to reduce the growth in Medicare expenditures to health care providers. The Budget Act contains provisions which impact a number of types of health care providers.
The following provisions, which apply to home health care providers are a few of the provisions, discussed in further detail below, which are expected to effect the Company in the future: (i) implementation of a prospective payment system for home nursing services by October 1999 and (ii) reductions in cost limits and implementation of a per-patient cap for home nursing services.

          Currently, Medicare reimburses participating Medicare-certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country. The Budget Act requires HCFA to implement a prospective payment system for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by Health and Human Services ("HHS") would reflect a 15% reduction to the cost limits and per-patient limits as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services. Two of the Company's markets are participating in a test program related to proposed legislation to amend the current cost reimbursement program.

          Until prospective payment takes effect on October 1, 1999, the Budget Act sets up an interim payment system ("IPS") that provides for lowering of reimbursement limits for home health visits. As amended, cost limit increases for fiscal 1995 and 1996 were eliminated. In addition, for cost reporting periods beginning on October 1, 1997, home health agencies cost limits will be determined as the lesser of (i) their actual costs (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per-patient cost cap, based on 98% of 1994 costs adjusted for inflation. The Company is unable to determine the effect of the IPS until HCFA finalizes related regulatory guidance on the implementation of the IPS. The new cost limits will apply to the Company for the cost reporting period beginning October 1, 1997. A reduction in these cost limits could have a significant effect on the Company's results of operations; however, the effect of such reductions cannot be predicted with any level of certainty.

          Various other provisions included in the Budget Act may have an impact on the Company's business and results of operations. Venipuncture will no longer be considered a covered home care service unless it is performed in connection with other skilled nursing services. The Company is currently assessing the potential impact on this provision; however, the effect of such reductions cannot be predicted with any level of certainty at this time. Additionally, the Company will be required to have surety bonds of at least $50,000 for each Medicare-certified nursing agency.

          INSURANCE

          General and professional liability insurance is maintained by the Company which includes coverage up to $100,000,000 per location. There can be no assurance that the Company will not be subject to claims in excess of its insurance coverage or that such insurance will continue to be available. To date, the Company has had no professional liability losses.

          SERVICE MARKS AND TRADEMARKS

          The Company operates under the names "In Home Health" and "Home Health Plus", which are registered service marks. The Company believes that because its business derives principally from referrals by other health care providers, it is not materially dependent on any trademarks or service marks.

          EMPLOYEES

          On September 30, 1997, the Company employed 1,250 persons on a full-time basis and approximately 2,250 persons on a part-time basis. Substantially all of the part-time employees were in direct health care. None of the Company's employees are represented by unions.

          RECENTLY ISSUED ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" which is effective for reporting periods ending after December 15, 1997. Earlier adoption is not permitted. The Company does not expect the new standard to have a material effect on the financial statements.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Company has not determined the impact of adoption of the standard.

          EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and members of the Board of Directors for the Company are as follows:

          NAME                           AGE       POSITION(S) HELD
          ----                           ---       ----------------

          Wolfgang von Maack (4)         57        Chief Executive Officer,
                                                   President and Director

          Thomas R. Gross                44        Chief Financial Officer

          Kari K. Schell                 38        Vice President - Treasurer
                                                   and Corporate Secretary

          James J. Lynn                  55        Director

          Joseph R. Buckley (1)(2)(3)    50        Director and Chairman

          James H. Rempe (1)(2)(3)       67        Director

          Donald C. Tomasso (1)(3)       52        Director


          (1) Messrs. Buckley, Rempe and Tomasso were elected as members of the Board of Directors effective October 24, 1995.
          (2)  Member of the Audit Committee.
          (3)  Member of the Compensation Committee.
          (4) Mr. von Maack was elected to the Board of Directors effective June 6, 1997.


          Mr. von Maack has served as President and Chief Executive Officer of the Company since May 1997. He has also been Senior Vice President, Healthcare Services of ManorCare Health Services, Inc. since June 1990 and was Vice President, Operations of ManorCare Health Services, Inc. from March 1988 to June 1990.


          Mr. Gross has served as Vice President - Controller of the Company since September 1993 and has been Chief Financial Officer since March 1997. Previously he was employed by Honeywell Inc. for fifteen years in various management, analyst and accounting positions in its Space and Aviation, Home and Building Control, Research and Development and Corporate Financial Business Units.

          Ms. Schell has served as Vice President - Treasurer and Corporate Secretary since March 1997, Treasurer from March 1996 to March 1997, and General Accounting Manager from November 1992 to March 1996. Previously she was employed by Super Valu Stores, Inc. for two years and by Deloitte & Touche LLP for nine years in various management and accounting positions.

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

          Mr. Buckley has served as Executive Vice President of ManorCare Health Services, Inc. and Manor Care, Inc. since March 1996, Director of Vitalink Pharmacy Services, Inc. since July 1996, and was President, Assisted Living Division of ManorCare Health Services, Inc. from February 1995 to March 1996, and Senior Vice President - Information Resources and Development of Manor Care, Inc. from June 1990 to February 1995. He previously served as Vice President - Information Resources of Manor Care, Inc. from July 1989 to June 1990 and as Vice President - Real Estate of Manor Care, Inc. from September 1983 to July 1989.

          Mr. Rempe has served as Senior Vice President, General Counsel and Secretary of Manor Care, Inc. since August 1981. He has served in the same capacity with ManorCare Health Services, Inc. since December 1980 and with Choice Hotels International, Inc. and its predecessors from February 1981 until November 1996. He is a Director of Vitalink Pharmacy Services, Inc. and served as its Secretary from January 1983 to January 1997.

          Mr. Tomasso is an Executive Vice President of Manor Care, Inc. and President of ManorCare Health Services, Inc. since September 1996, and previously as President, Long Term Care Division, of ManorCare Health Services, Inc. from February 1995 to August 1996, as President and Chief Operating Officer of ManorCare Health Services, Inc. from May 1991 to February 1995 and as a Director of ManorCare Health Services, Inc. since June 1991. He was Chairman and Chief Executive Officer of Vitalink Pharmacy Services, Inc. from February 1995 to February 1997 and Vice Chairman from September 1991 to February 1995. Mr. Tomasso was previously employed by Marriott Corporation for more than five years, including as Executive Vice President/General Manager of its Roy Rogers Division.

ITEM 2.   PROPERTIES

          The Company's executive offices are located in Minnetonka, Minnesota, a suburb of Minneapolis, in approximately 27,900 square feet of leased space.

          The Company's 38 office locations each lease approximately 2,000 to 7,000 square feet of office space in their respective locations. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3.   LEGAL PROCEEDINGS

          The Company has several cases pending before the U.S. District Court and the U.S. Department of Human Services' Provider Reimbursement Review Board ("PRRB") concerning reimbursement from Medicare for community liaison employee costs in other years, the costs of physical therapists employed by the Company, pharmacy indirect expenses, the allocation of administrative and general costs to branch operations and certain corporate expenses. See Note 5 of the financial statements for discussion of the Medicare cost reimbursement disputes.

          The Company is also a party to various other claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                       PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

          The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the NASDAQ National Market
System under the symbol "IHHI".   As of November 13, 1997 there were
approximately 1,221 record holders of the common stock.

          The closing sale price for the common stock as reported by NASDAQ for each quarter of the two most recent fiscal years were:

                                    Year Ended September 30
                               -------------------------------------
                                   1997                  1996
                               ----------------     ----------------
                                High       Low       High      Low
                               ------     -----     ------   -------

          First Quarter       $2 3/16   $1 11/16   $3 1/8   $2 1/16
          Second Quarter       2 1/8     1 5/8      2 3/4    2 3/16
          Third Quarter        1 3/4     1 1/16     2 1/2    1 7/8
          Fourth Quarter       1 15/16   1 1/4      2 5/16   1 3/4

These prices do not include retail markups, markdowns or commissions and may not represent actual transactions.

ITEM 6.      SELECTED FINANCIAL DATA
             (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA

                                                                 Year Ended September 30
                                         -----------------------------------------------------------------
                                             1997           1996          1995         1994          1993
Revenue                                  $ 110,139      $ 125,086     $ 129,816    $ 120,485     $ 103,761
Income (loss) from operations (1)          (22,467)        (1,814)        3,774        1,353         2,432
Income (loss) before income taxes          (21,937)        (1,165)        3,007          684         1,952
Net income (loss)                          (20,157)          (982)        1,621          247         1,015
Income (loss) applicable to
  common stock                             (22,852)        (3,501)        1,621          247         1,015
Income (loss) per common and
  common equivalent share                    (1.40)          (.21)          .10          .02           .06
Weighted average common and
  common equivalent shares
  outstanding - primary                     16,348         16,465        16,304       16,013        16,056

(1) Income (loss) from operations is net of restructuring charges of $2,476,000 for fiscal 1997.

BALANCE SHEET DATA

                                                                        September 30
                                              ----------------------------------------------------------------
                                              1997           1996           1995           1994           1993
Current assets                             $ 34,004       $ 44,053       $ 21,394       $ 23,926       $ 28,975
Current liabilities                          25,008         33,170         21,289         20,707         19,457
Total assets                                 50,224         82,683         57,559         56,726         54,379
Long-term debt                                  278          1,080          2,443          3,304          4,740
Redeemable convertible preferred stock       19,061         18,766              -              -              -
Shareholders' equity                          3,588         26,758         30,509         28,482         27,459


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.

                                                  Percent of Revenues                    Percent Change
---------------------------------------------------------------------------------------------------------------

                                                                                       1996          1995
                                          1997           1996          1995           to 1997       to 1996
                                          ----           ----          ----           -------       -------
---------------------------------------------------------------------------------------------------------------
Revenue                                   100 %          100 %          100%           (12)%           (4)%
Direct Costs of Revenue                    64             54             57              5 %           (9)%
                                          ---            ---            ---
Gross Profit                               36             46             43            (32)%            4 %
General, Administrative and
  Selling Expenses                         54             47             40              0 %           15 %
Restructuring Charge                        2              -              -              -              -
                                          ---            ---            ---         ------           ----
Income (Loss) From Operations             (20)%           (1)%            3%         1,139 %         (148)%
---------------------------------------------------------------------------------------------------------------

          Revenue for 1997 decreased 12% as a result of an increase in the Medicare reserve, which is reported as a deduction from revenue. Medicare reserves totaled $17,101,000 in 1997, principally as a result of various decisions received from the Medicare fiscal intermediary, the Provider Reimbursement Review Board and the U.S. District Court. See Note 5 of the financial statements for discussion of the Medicare cost reimbursement disputes. Revenue for 1996 decreased 4%. 1996 revenue increased 4% as a result of pricing and mix changes and 4% as a result of increased volume from Extended Hours, Infusion and Hospice services. This was offset by a 12% decrease as a result of reduced volume in the Visit division.

          The breakdown by division of the Company's total revenue is as follows:

--------------------------------------------------------------------------------

                                      Year Ended September 30

                                     1997      1996      1995
                                     ----      ----      ----
--------------------------------------------------------------------------------

Extended Hours Division               27%       21%       19%

Visit Division                        59%       72%       78%

Infusion Pharmacy                      5%        4%        3%

Hospice Division                       9%        3%        0%
--------------------------------------------------------------------------------

          Extended Hours Division revenue increased 12% and 7% in 1997 and 1996, respectively. Hospice revenue increased 235% and 1,054% in 1997 and 1996, respectively. The increase is a result of thirteen additional markets providing the hospice service in 1996. Visit Division revenue declined 28% in 1997 as a result of the Medicare reserve of $17,101,000 and a 9% drop in Visit volume. Visit Division revenue declined 11% in 1996 as a result of a drop in Visit volume. Infusion Pharmacy revenue increased 4% and 33% in 1997 and 1996, respectively. The increases in extended hours, infusion product and hospice revenue are due to the Company's focus on increasing non-Medicare business lines. These increases were offset by reduced volume in the Visit Division.

          Direct costs of revenue, as a percentage of sales, were 64%, 54% and 57% in 1997, 1996 and 1995, respectively. The change in 1997 was principally a result of additions to the Medicare reserve. Direct costs, as a percentage of revenue before Medicare reserves, were 55%, 53% and 56% in 1997, 1996 and 1995,
respectively.   The change in 1996 was due to an increase in visit division revenue resulting from the reimbursement impact of the increase in general, administrative and selling expenses.

          General, administrative and selling expenses as a percent of revenue increased to 54% in 1997 compared to 47% in 1996 and 40% in 1995. The increase in percentage in 1997 was principally a result of additions to the Medicare reserve which lowered total revenue. General, administrative and selling expenses as a percentage of revenue before Medicare reserves, were 47%, 47% and 40% in 1997, 1996 and 1995, respectively. The increases in 1997 and 1996 over 1995 were principally due to the addition of certain management personnel necessary to achieve strategic plans, increased costs associated with the expansion of the Hospice Division, the loss of revenue due to reduced volume, increased bad debt expense in fiscal 1997 and a settlement with the Company's former President and former Chief Financial Officer in fiscal 1996.

          During fiscal 1997, the Company recorded $2,476,000 of restructuring charges as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure. The charge included $1,820,000 of costs associated with lease costs and related equipment write-offs associated with the closing of eight pharmacies, the consolidation of seven sites in multi-site markets and the relocation of eight other sites to more economical locations and $361,000 of severance costs related to administrative staff reductions. As a result of the restructuring, the Company anticipates a reduction in future general and administrative expenses including rent and personnel charges. The restructuring plan is expected to be completed by the end of the third quarter of fiscal year 1998.

          Net interest income for 1997 was $530,000 and for 1996 was $649,000 compared to net interest expense of $767,000 in 1995. Interest income is a result of earnings on the cash proceeds from the investment by ManorCare Health Services on October 24, 1995 (see Note 10 to the accompanying financial statements).

          Income tax benefit was 8% of the loss before tax in 1997 and 16% of the loss before tax in 1996. Income taxes were 46% of pretax income for 1995. The 1997 tax rate was impacted by a valuation allowance against the Company's net operating loss carry forward and certain other deferred tax assets. Tax rates for 1996 and 1995 were impacted by changes in the proportion of non-deductible expenses to pretax income or loss.

             Income (loss) applicable to common shareholders was ($22,852,000), ($3,501,000) and $1,621,000 for the years 1997, 1996 and 1995, respectively.
The principal reason for the increased loss from 1996 to 1997 was the increase in Medicare reserves and the restructuring charge of $2,476,000 in 1997. Additions to the Medicare reserves totaled $17,101,000 in 1997, $2,067,000 in 1996 and $1,435,000 in 1995. The primary reasons for the change from 1995 to 1996 are dividend and accretion expenses on preferred stock issued to ManorCare Health Services (see Note 6 to the financial statements) of $2,519,000, settlements totaling $1,600,000 to the Company's former President and former Chief Financial Officer, other relocation and severance expenses and volume declines within the Visit Division.

          LIQUIDITY & CAPITAL RESOURCES

          During fiscal 1997 the Company's cash and cash equivalents decreased $4,764,000 to $13,853,000 at September 30, 1997. The decrease in cash was principally a result of the payment of preferred stock dividends (see Note 6 to the financial statements).

          Approximately 65%, 72% and 76% of revenue for the years ended September 30, 1997, 1996 and 1995, respectively, was derived from services provided to Medicare beneficiaries. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to attempt to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

- Applicable statutes and regulations, such as those contained in the Title XVIII of the Social Security Act, particularly Sec. 1861 (V) (1) (A) "Reasonable Cost" and 42 C.F.R. 413.9 "Cost Related to Patient Care", Health Care Financing Administration ("HCFA") Publication 11 "Health Insurance Manual", applicable sections of HCFA Publication 15-1 "Provider Reimbursement Manual" and intermediary letters and program memoranda issued by HCFA.

- Administrative decisions and rulings on related issues by the Department of Health and Human Services' Provider Reimbursement Review Board ("PRRB") and Administrative Law Judges.
-    Judicial decisions from Federal District Courts on relevant cases.
- Consultation with independent industry experts such as Medicare cost reimbursement consultants.
- Opinions of outside legal counsel who specialize in dealing with Medicare reimbursement issues.
-    Historical knowledge gained internally from past Medicare audits.
- Meetings and other communication with Medicare Intermediaries, the Blue Cross Association and HCFA.

          This detailed analysis process is updated on a quarterly basis, taking into account any new information (such as decisions relating to the Company's disputed costs, and administrative and judicial decisions relating to similar issues) that may affect the determination of the net realizable value of accounts receivable or of liabilities to repay amounts received for disputed costs. Results of this detailed analysis process are extrapolated to other unaudited cost reporting years, including operations that have not yet been audited by Medicare, to estimate the gross amount of reimbursement that would be affected. The Company, through this ongoing control and monitoring process, provides a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not probable of recovery. This reserve is reported as a reduction of accounts receivable for disputed costs for which the Company may not ultimately receive payment. The Company also reports as a liability disputed costs for which it has received payment, but which may have to be returned to Medicare. Accordingly, the Company believes that its accounts receivable are stated at net realizable value, and that it has recorded all probable liabilities for repayment of disputed costs.

          Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, on interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen at the time services were rendered and revenue recorded. These positions taken by Medicare fiscal intermediaries are usually determined from Medicare's Notices of Program Reimbursement ("NPR"), which typically are not received until two to three years after the services are rendered. In those situations where the Company decides to not challenge an NPR finding, any revenue relating to these costs, as well as the extrapolated impact, if any, on other open costs reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. The results of all NPRs are included in the analysis process in calculating net Medicare revenue as described above.

          The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and HCFA, and is vigorously pursuing these matters
through administrative and legal channels.    The normal Medicare administrative
appeal process may take several years to resolve these types of disputes. The Company has established a reserve for the portion of these costs not considered probable of recovery. As additional costs are incurred, the Company is increasing the reserve to cover such additional costs that are not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate.

          The Company currently has NPRs challenging $15.2 million of costs as of September 30, 1997. There was an additional $4.5 million of costs at September 30, 1997 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($19.7 million at September 30, 1997) comprise the total amount the Company considers to be disputed costs. The major cost categories in dispute are the treatment of certain personnel costs relating to the Company's community liaison positions, pharmacy indirect expenses, the cost of physical therapists employed by the Company and certain other branch and corporate expenses.

          During fiscal 1997, the Company settled various disputed NPRs and received decisions from the PRRB and the U.S. District Court regarding the community liaison and other disputed costs. In the fourth quarter of fiscal 1997 the Company was also notified by HCFA that pharmacy expenses retroactive to fiscal 1995 would be challenged. As a result, a Medicare reserve of $14.0 million was recorded during the third quarter of fiscal 1997 and $2.8 million was recorded during the fourth quarter of fiscal 1997.

          In August 1997, the Company received two rulings in which it was determined that community liaison costs are reimbursable to the degree that they are documented clearly enough to establish a differentiation between reimbursable and non-reimbursable activities. The rulings were from the U.S. District Court and from the PRRB. The U.S. District Court ruled that the Company was not entitled to Medicare reimbursement of community liaison costs incurred by some of its offices prior to June 1992 due to insufficient documentation, but was entitled to partial reimbursement of the costs by those offices for the period from June through September 1992, based on daily activity records. The PRRB also ruled that a portion of community liaison costs incurred by some of its offices from fiscal 1991 through 1993 should be reimbursed. The PRRB specifically concluded that the costs for intake coordination activities are allowable, and that the costs for assessment/evaluation, patient status and coordination are allowable where patient names are provided. The PRRB found, with respect to education activities and the provision of information to referral sources, that repeat visits to the same referral sources would be viewed as marketing and patient solicitation, which is unallowable. In each of these decisions, the Medicare intermediaries' determinations that all community liaison costs are non-reimbursable was reversed, and it was ordered that the matter be remanded for further action or audit. Because the decisions of the Court and the PRRB clarified the definition of allowable activities and the required documentation to support allowable activities, the Company has changed its determination of recoverability on all community liaison costs. Of the total disputed costs of $8,324,000 at September 30, 1997 regarding the community liaison issues, the Company has established reserves of $7,118,000. The Company believes that in applying the decisions of the U.S. District Court and the PRRB, the remaining $1,206,000 of costs are recoverable.

          The Company received, in March 1996, a favorable ruling by the PRRB on the physical therapist issue. In May 1996, this ruling was reversed by the HCFA Administrator. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by HCFA which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that HCFA had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Department of Health and Human Services for further proceeding consistent with its Order. In October 1997, HCFA, in response to the U.S. District Court's Order, issued its revised decision in which it again ruled that the physical therapist costs at issue are not reimbursable by Medicare. The Company, based on its assessment and the opinion of legal counsel, continues to believe this position is without merit and that the Company will ultimately be reimbursed for the disputed physical therapy case.

          As of September 30, 1997, the Company, based on its analysis process, believes that recovery of $16,800,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of September 30, 1997. Total accounts receivable (net of reserves) due from Medicare at September 30, 1997 were $9,813,000, including the receivables (net of reserves) for disputed costs of $2,891,000. As of September 30, 1997 the Company had received $6,789,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $2,891,000 as of September 30, 1997 have been classified as a non-current asset.

          The ultimate settlement of the $6,789,000 liability for payments for Medicare for disputed costs will impact the Company's cash flow depending on when settlement is reached and the method of repayment. The Company intends to meet both its short and long term liquidity needs with its current cash balances and future cash flows from operations.

          Operating activities used $781,000 in cash during 1997 and provided $2,747,000 and $5,135,000 in cash during 1996 and 1995, respectively. Total accounts receivable (current and long-term) decreased 59% during 1997, increased 31% during 1996 and decreased 7% during 1995. The decrease during 1997 was due primarily to the additions to the Medicare reserve of $17,101,000. The increase in 1996 was due primarily to the increase in disputed costs. The decrease during 1995 was due to improved collection efforts and timing of payments from Medicare.

          Investing activities provided $253,000 in cash during 1997. Investing activities used $1,695,000 and $772,000 in cash during 1996 and 1995, respectively. In connection with expansion of the Company's operations, the Company acquired property and purchased software, which was funded by $97,000 of cash in 1997, $1,494,000 in cash and $148,000 of capitalized leases in 1996, and $785,000 in cash and $1,256,000 of capitalized leases in 1995.

          During 1997, financing activities principally used $1,480,000 in cash for the payment of long-term debt and $2,400,000 for the payment of preferred dividends. Financing activities generated $17,719,000 in cash during 1996 as a result of issuance of preferred stock and warrants (as mentioned in Note 10 to the financial statements). Issuance of stock in 1996 was offset by payments of preferred dividends of $2,253,000 and repayments of long-term debt of $2,097,000. Financing activities used $1,609,000 in cash during 1995, principally for repayment of long-term debt.

          The Company has letter of credit facilities for $3,127,000. The letters of credit are collateralized by secured investments and will expire in 1997 and 1998.

          FORWARD LOOKING INFORMATION

          The Company faces a number of risks.  Information contained in this section is forward looking and involves risks and uncertainties that could significantly effect expected results. The Company's outlook for fiscal 1998 is predominantly based upon its interpretation of what it considers key economic assumptions.

          Currently, Medicare reimburses participating Medicare-certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country. The Budget Act requires HCFA to implement a prospective payment system for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by HHS would reflect a 15% reduction to the cost limits and per-patient limits as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services.

          Until prospective payment takes effect on October 1, 1999, the Budget Act sets up an interim payment system (the "IPS") that provides for lowering of reimbursement limits for home health visits. Cost limit increases for fiscal 1995 and 1996 have been eliminated. In addition, for cost reporting periods beginning on October 1, 1997, home health agencies cost limits will be determined as the lesser of (i) their actual costs (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per-patient cost cap, based on 98% of 1994 costs adjusted for inflation. The Company is unable to determine the effect of the IPS until HCFA finalizes related regulatory guidance on the implementation of the IPS. The new cost limits will apply to the Company for the cost reporting period beginning October 1, 1997. A reduction in these cost limits could have a significant affect on the Company's results of operations; however, the effect of such reductions cannot be predicted with any level of certainty.

          Various other provisions included in the Budget Act may have an impact on the Company's business and results of operations. Venipuncture will no longer be a covered skilled nursing home care service unless it is performed in connection with other skilled nursing services. The Company is currently assessing the potential impact of this provision, however, the effect of such reductions cannot be predicted with any level of certainty at this time. Additionally, the Company will be required to have surety bonds of at least $50,000 for each Medicare-certified nursing agency.

          In May 1995, the Clinton Administration instituted ORT, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The states initially targeted included California, Florida, Illinois, New York and Texas. ORT has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program. ORT has been expanded to all fifty states, with a specific concentration on twelve states including Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and durable medical equipment areas. No assurance can be given that the practices of the Company, if reviewed, would be found to be in compliance with such laws or with any future laws, as such laws ultimately may be interpreted.

          Additionally, HCFA has implemented "Wedge Surveys" in at least 13 states, including Connecticut, Florida, Tennessee, Illinois, Indiana, Massachusetts, Minnesota, Ohio, Oklahoma, Texas, Utah, Virginia and Wyoming. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA extrapolates the percentage which was paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

          While the Company believes that it is in material compliance with the fraud and abuse laws, there can be no assurance that the practices of the Company, if reviewed, would be found to be in full compliance with such requirements, as such requirements ultimately may be interpreted. It is the Company's policy to monitor its compliance with such requirements and to take appropriate actions to attempt to ensure such compliance. Although the Company does not believe it has violated any fraud and abuse laws, there can be no assurance that future related legislation, either health care or budgetary, related regulatory changes or interpretations of such regulations, will not have a material adverse effect on the future operations of the Company.

          The Company is also effected by settlements which may be reached with the Department of Health and Human Services regarding cost reports and its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                    Page(s)
          Consolidated Statements of Operations   . . . . . . . . . 18
          Consolidated Balance Sheets   . . . . . . . . . . . . . . 19-20
          Consolidated Statements of Shareholders' Equity . . . . . 21
          Consolidated Statements of Cash Flows   . . . . . . . . . 22
          Notes to Consolidated Financial Statements  . . . . . . . 23-32
          Independent Auditors' Report  . . . . . . . . . . . . . . 33


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
             (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           1997           1996           1995
                                                                         -------        -------        -------
Revenue (net of Medicare reserves of
  $17,101, $2,067 and $1,435 in 1997,
  1996 and 1995, respectively)                                        $  110,139     $  125,086     $  129,816
                                                                         -------        -------        -------
Operating Expenses:
  Direct costs of revenue (primarily payroll related costs)               70,570         67,108         74,082
  General, administrative and selling expenses                            59,560         59,792         51,960
  Restructuring charge                                                     2,476              -              -
                                                                         -------        -------        -------
     Total operating expenses                                            132,606        126,900        126,042
                                                                         -------        -------        -------

Income (loss) from operations                                            (22,467)        (1,814)         3,774

Interest:
  Interest expense                                                          (265)          (450)          (790)
  Interest income                                                            795          1,099             23
                                                                         -------        -------        -------
     Net interest income (expense)                                           530            649           (767)

Income (loss) before income taxes                                        (21,937)        (1,165)         3,007
Income tax expense (benefit)                                              (1,780)          (183)         1,386
                                                                         -------        -------        -------

Net income (loss)                                                     $  (20,157)    $     (982)    $    1,621
                                                                         -------        -------        -------
                                                                         -------        -------        -------

Income (loss) applicable to common stock                              $  (22,852)    $   (3,501)    $    1,621
                                                                         -------        -------        -------
                                                                         -------        -------        -------

Income (loss) per common and
  common equivalent share                                             $    (1.40)    $     (.21)    $      .10
                                                                         -------        -------        -------
                                                                         -------        -------        -------
Weighted average common and
  common equivalent shares
  outstanding - primary                                                   16,348         16,465         16,304
                                                                         -------        -------        -------
                                                                         -------        -------        -------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                             CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 1997 AND 1996
                          (DOLLARS AND SHARES IN THOUSANDS)

                                        ASSETS

                                                       1997           1996
                                                       ----           ----
Current Assets:
  Cash and cash equivalents                      $   13,853     $   18,617
  Accounts receivable, net of allowances
    of $2,029 and $802 in 1997 and 1996,
    respectively                                     14,125         19,418
  Prepaid income tax                                  3,907          1,037
  Deferred income tax                                 1,540          3,389
  Prepaid expenses and other current assets             579          1,592
                                                     ------         ------
         Total current assets                        34,004         44,053
                                                     ------         ------


Property:
  Furniture and equipment                             9,621          9,954
  Computer equipment and software                     7,506          8,561
  Leasehold improvements                                727            823
                                                     ------         ------
         Total                                       17,854         19,338
  Accumulated depreciation                          (10,501)        (9,437)
                                                     ------         ------
         Property - net                               7,353          9,901
                                                     ------         ------


Other Assets:
  Accounts receivable, long-term                      2,891         22,018
  Goodwill, net                                       5,432          5,590
  Other assets                                          544          1,121
                                                     ------         ------
         Total other assets                           8,867         28,729
                                                     ------         ------


Total Assets                                     $   50,224     $   82,683
                                                     ------         ------
                                                     ------         ------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEATH, INC.
                             CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 1997 AND 1996
                          (DOLLARS AND SHARES IN THOUSANDS)

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            1997        1996
                                                            ----        ----
Current Liabilities:
  Current maturities of long-term debt                    $   777     $ 1,455
  Accounts payable                                          4,255       3,662
  Accounts payable - related party                             59       1,006

  Accrued liabilities:
      Third party                                           6,789      13,568
      Compensation                                          4,034       6,859
      Insurance                                             6,704       6,133
      Restructuring                                         1,807          -
      Other                                                   583         487
                                                           ------      ------
        Total current liabilities                          25,008      33,170
                                                           ------      ------

Long-Term Debt                                                278       1,080
Deferred Revenue                                              398         820
Deferred Rent Payable                                         248         267
Deferred Income Tax                                         1,643       1,822
Commitments and Contingencies                                   -           -

Redeemable Convertible Preferred Stock - $1.00
  par value, $20,000 redemption value, authorized
  200 shares; issued and outstanding 1997 - 200
  shares; 1996 - 200 shares                                19,061      18,766

Shareholders' Equity:
  Preferred stock - authorized 800 shares                       -           -
  Common stock - $.01 par value:
      authorized - 40,000 shares; issued and
      outstanding - 1997 - 16,399 shares,
      1996 - 16,541 shares                                    164         165
  Additional paid-in capital                               23,661      23,978
  Retained earnings (deficit)                             (20,237)      2,615
                                                           ------      ------
        Total shareholders' equity                          3,588      26,758
                                                           ------      ------

Total Liabilities and Shareholders' Equity                $50,224     $82,683
                                                           ------      ------
                                                           ------      ------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                          (DOLLARS AND SHARES IN THOUSANDS)

                                        Common Stock             Additional     Retained
                                   ---------------------           paid-in      earnings
                                   Shares         Amount           capital      (deficit)
                                   ------         ------         -----------    ---------

Balance - September 30, 1994       15,944         $  159            $23,828     $ 4,495


Common stock issued for:
  Employee stock plans                442              5                685           -
  Exchange for options               (109)            (1)              (283)          -
Net income                              -              -                  -       1,621
                                   ------         ------             ------      ------

Balance - September 30, 1995       16,277            163             24,230       6,116


Common stock issued for:
  Employee stock plans                270              2                541           -
  Exchange for options                 (6)             -                (12)          -
Offering costs                          -              -             (2,281)          -
Issuance of warrants                    -              -              1,500           -
Net loss                                -              -                  -        (982)
Preferred dividends                     -              -                  -      (2,253)
Preferred stock accretion               -              -                  -        (266)
                                   ------         ------             ------      ------

Balance - September 30, 1996       16,541            165             23,978       2,615


Common stock issued for:
  Employee stock plans                103              1                185           -
Repurchase from former officers      (245)            (2)              (502)          -
Net loss                                -              -                  -     (20,157)
Preferred dividends                     -              -                  -      (2,400)
Preferred stock accretion               -              -                  -        (295)
                                   ------         ------             ------      ------

Balance - September 30, 1997       16,399          $ 164            $23,661    $(20,237)
                                   ------         ------             ------      ------
                                   ------         ------             ------      ------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


                                                1997        1996     1995
                                                ----        ----     ----
Cash Flows From Operating Activities:
  Net income (loss)                           $(20,157)  $  (982)  $ 1,621
  Adjustments:
     Depreciation and amortization               3,344     3,227     3,226
     Accounts receivable                        24,420    (9,714)     (760)
     Prepaid expenses and other assets          (2,133)     (582)     (833)
     Accounts payable                              593      (806)      647
     Accounts payable - related party             (947)    1,006         -
     Accrued liabilities                        (7,130)   12,267     3,478
     Deferred revenue                             (422)     (422)     (390)
     Deferred rent payable                         (19)      (84)     (165)
     Deferred income tax                         1,670    (1,163)   (1,689)
                                                ------    ------    ------
      Net cash provided (used) by operating
       activities                                 (781)    2,747     5,135
                                                ------    ------    ------

Cash Flows From Investing Activities:
  Acquisition of property                          (97)   (1,494)     (785)
  Repayments (advances) to officers and
   employees                                       350      (201)       13
                                                ------    ------    ------

      Net cash provided (used) by investing
       activities                                  253    (1,695)     (772)
                                                ------    ------    ------
Cash Flows From Financing Activities:
  Payment of long-term debt                     (1,480)   (2,097)   (2,015)
  Issuance of preferred stock and warrants           -    17,719         -
  Preferred dividends paid                      (2,400)   (2,253)        -
  Issuance (repurchase) of common stock           (356)      531       406
                                                ------    ------    ------

      Net cash provided (used) by financing
       activities                               (4,236)   13,900    (1,609)
                                                ------    ------    ------

Cash and Cash Equivalents:
  Net increase (decrease)                       (4,764)   14,952     2,754
  Beginning of year                             18,617     3,665       911
                                                ------    ------    ------
      End of year                             $ 13,853  $ 18,617  $  3,665
                                                ------    ------    ------
                                                ------    ------    ------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - In Home Health, Inc. specializes in high-quality health services to clients in their own homes, including infusion therapy, high-tech nursing, hospice, rehabilitation and personal care.

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

     NOTES RECEIVABLE FROM OFFICERS - Included in prepaid expenses and other current assets are advances to officers of the Company in the amount of $342,000 as of September 30, 1996. There were no advances to officers at September 30, 1997.

     PROPERTY AND PROPERTY UNDER CAPITALIZED LEASES - Property and property under capitalized leases are stated at cost and depreciated or amortized over estimated useful lives (from three to twelve years) using the straight-line method. Property acquired by capital lease for the years ended September 30, 1996 and 1995 was $148,000 and $1,256,000,
     respectively. There was no property acquired under capitalized leases for the year ended September 30, 1997.

     GOODWILL - Costs in excess of net assets of acquired businesses have been capitalized and are being amortized over 40 years. Accumulated amortization was $895,000 and $737,000 at September 30, 1997 and 1996, respectively.

     DEFERRED REVENUE - Deferred revenue relates to the timing difference in recording certain software development costs for financial statement purposes and Medicare cost reporting purposes. Incremental costs relating to the development of software for certain major management information system projects undertaken during 1992 through 1994 have been capitalized and are included in computer equipment and software on the balance sheet. For Medicare cost reimbursement purposes, the Company includes in reimbursable costs the amount of expenditures in the year they were incurred. The Company has reported an amount of deferred revenue, representing the Medicare impact of the difference between the reimbursable costs reported on the Medicare cost reports and the unamortized balance of capitalized software development costs. The deferred revenues are being recorded to revenue when the amortization of the related software development expenses is recorded (over a five year period). Unamortized software development costs are $573,000 and $1,186,000 as of September 30, 1997 and 1996, respectively.

     DEFERRED RENT PAYABLE - Deferred rent payable has been recorded for long-term office space operating leases which contain initial rent inducements. Rental expense is being amortized on a straight-line basis over the terms of the operating leases.

     INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities in accordance with SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

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


2.   INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Primary income (loss) per common and common equivalent share is computed by dividing net income (loss), as adjusted for the dividends and accretion on the preferred stock (see Note 6) by the weighted average number of shares of common stock and common stock equivalents, consisting of dilutive stock options and warrants, outstanding during the period. Income (loss) per share assuming full dilution would be substantially the same.

     Primary income (loss) per share for the years ended September 30, 1997, 1996 and 1995 are as follows:


                                                  1997           1996            1995
                                                  ----           ----            ----
   Shares outstanding (in thousands):
     Weighted average outstanding               16,325         16,340          16,062
     Shares issuable in connection with stock
      options and warrants less shares
      purchasable from proceeds                     23            125             242
                                               -------        -------         -------
     Adjusted outstanding                       16,348         16,465          16,304
                                               -------        -------         -------
                                               -------        -------         -------
   Adjusted income (loss) applicable to
   common stockholders (in thousands):
     Net income (loss)                       $ (20,157)      $   (982)      $   1,621
     Dividends on preferred stock               (2,400)        (2,253)             -
     Preferred stock accretion                    (295)          (266)             -
                                               -------        -------         -------

     Income (loss) applicable to common
      stock                                  $ (22,852)      $ (3,501)      $   1,621
                                               -------        -------         -------
                                               -------        -------         -------

   Income (loss) per common and common
   equivalent share                          $   (1.40)      $   (.21)      $     .10
                                               -------        -------         -------
                                               -------        -------         -------

3.  RESTRUCTURING CHARGE

    During fiscal 1997, the Company has recorded $2,476,000 in restructuring charges as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure. The charge includes $1,820,000 of costs associated with lease costs and related equipment write-offs associated with the closing of eight pharmacies, the consolidation of seven sites in multi-site markets, the relocation of eight other sites to more economical locations and $361,000 of severance costs related to administrative staff reductions.

    As of September 30, 1997, $1,807,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites remain to be paid out, are included in other current liabilities. The restructuring plan is expected to be completed by the end of the third quarter of fiscal year 1998.

4.  LONG-TERM DEBT

    Long-term debt consists of obligations under capitalized leases with interest rates up to 11.3%, due through July 2000.

    Future minimum payments as of September 30, 1997 are as follows (in thousands):

     YEAR ENDING
     SEPTEMBER 30
     ----------------
     1998                                     $     906
     1999                                           271
     2000                                            65
                                                 ------
     Total minimum payments                       1,242

     Less amounts
       representing interest                        187
                                                 ------
     Present value of future
       minimum payments                           1,055
     Less current maturities                        777
                                                 ------
     Long-term debt                           $     278
                                                 ------
                                                 ------

     Assets recorded under capital leases are included in property at cost of $4,631,000 and $7,032,000, and accumulated depreciation of $1,918,000 and $2,997,000 at September 30, 1997 and 1996, respectively. Interest paid for the years ended September 30, 1997, 1996 and 1995 was $265,000, $450,000
     and $779,000, respectively.


5.   MEDICARE COST REIMBURSEMENT

     Approximately 65%, 72% and 76% of revenue for the years ended September 30, 1997, 1996 and 1995, respectively, was derived from services provided to Medicare beneficiaries. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to attempt to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

     - Applicable statutes and regulations, such as those contained in the Title XVIII of the Social Security Act, particularly Sec. 1861 (V) (1)
         (A) "Reasonable Cost" and 42 C.F.R. 413.9 "Cost Related to Patient Care", Health Care Financing Administration ("HCFA") Publication 11 "Health Insurance Manual", applicable sections of HCFA Publication 15-1 "Provider Reimbursement Manual" and intermediary letters and program memoranda issued by HCFA.
     - Administrative decisions and rulings on related issues by the Department of Health and Human Services' Provider Reimbursement Review Board ("PRRB") and Administrative Law Judges.
     -   Judicial decisions from Federal District Courts on relevant cases.
     - Consultation with independent industry experts such as Medicare cost reimbursement consultants.
     - Opinions of outside legal counsel who specialize in dealing with Medicare reimbursement issues.
     -   Historical knowledge gained internally from past Medicare audits.

     - Meetings and other communication with Medicare Intermediaries, the Blue Cross Association and HCFA.

     This detailed analysis process is updated on a quarterly basis, taking into account any new information (such as decisions relating to the Company's disputed costs, and administrative and judicial decisions relating to similar issues) that may affect the determination of the net realizable value of accounts receivable or of liabilities to repay amounts received for disputed costs. Results of this detailed analysis process are extrapolated to other unaudited cost reporting years, including operations that have not yet been audited by Medicare, to estimate the gross amount of reimbursement that would be affected. The Company, through this ongoing control and monitoring process, provides a reserve (by means of a revenue reduction) for any costs incurred which the Company believes are not probable of recovery. This reserve is reported as a reduction of accounts receivable for disputed costs for which the Company may not ultimately receive payment. The Company also reports as a liability disputed costs for which it has received payment, but which may have to be returned to Medicare. Accordingly, the Company believes that its accounts receivable are stated at net realizable value, and that it has recorded all probable liabilities for repayment of disputed costs.

     Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, on interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen at the time services were rendered and revenue recorded. These positions taken by Medicare fiscal intermediaries are usually determined from Medicare's Notices of Program Reimbursement ("NPR"), which typically are not received until two to three years after the services are rendered. In those situations where the Company decides to not challenge an NPR finding, any revenue relating to these costs, as well as the extrapolated impact, if any, on other open costs reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. The results of all NPRs are included in the analysis process in calculating net Medicare revenue as described above.

     The Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and HCFA, and is vigorously pursuing these matters
     through administrative and legal channels.    The normal Medicare
     administrative appeal process may take several years to resolve these types of disputes. The Company has established a reserve for the portion of these costs not considered probable of recovery. As additional costs are incurred, the Company is increasing the reserve to cover such additional costs that are not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate.

     The Company currently has NPRs challenging $15.2 million of costs as of September 30, 1997. There was an additional $4.5 million of costs at September 30, 1997 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($19.7 million at September 30, 1997) comprise the total amount the Company considers to be disputed costs. The major cost categories in dispute are the treatment of certain personnel costs relating to the Company's community liaison positions, pharmacy indirect expenses, the cost of physical therapists employed by the Company and certain other branch and corporate expenses.

     During fiscal 1997, the Company settled various disputed NPRs and received decisions from the PRRB and the U.S. District Court regarding the community liaison and other disputed costs. In the fourth quarter of fiscal 1997 the Company was also notified by HCFA that pharmacy expenses retroactive to fiscal 1995 would be challenged. As a result, a Medicare reserve of $14.0 million was recorded during the third quarter of fiscal 1997 and $2.8 million was recorded during the fourth quarter of fiscal 1997.

     In August 1997, the Company received two rulings in which it was determined that community liaison costs are reimbursable to the degree that they are documented clearly enough to establish a differentiation between reimbursable and non-reimbursable activities. The rulings were from the U.S. District Court and from the PRRB. The U.S. District Court ruled that the Company was not entitled to Medicare reimbursement of community liaison costs incurred by some of its offices prior to June 1992 due to insufficient documentation, but was entitled to partial reimbursement of the costs by those offices for the period from June through September 1992, based on daily activity records. The PRRB also ruled that a portion of community liaison costs incurred by some of its offices from fiscal 1991 through 1993 should be reimbursed. The PRRB specifically concluded that the costs for intake coordination activities are allowable, and that the costs for assessment/evaluation, patient status and coordination are allowable where patient names are provided. The PRRB found, with respect to education activities and the provision of information to referral sources, that repeat visits to the same referral sources would be viewed as marketing and patient solicitation, which is unallowable. In each of these decisions, the Medicare intermediaries' determinations that all community liaison costs are non-reimbursable was reversed, and it was ordered that the matter be remanded for further action or audit. Because the decisions of the Court and the PRRB clarified the definition of allowable activities and the required documentation to support allowable activities, the Company has changed its determination of recoverability on all community liaison costs. Of the total disputed costs of $8,324,000 at September 30, 1997 regarding the community liaison issues, the Company has established reserves of $7,118,000. The Company believes that in applying the decisions of the U.S. District Court and the PRRB, the remaining $1,206,000 of costs are recoverable.

     The Company received, in March 1996, a favorable ruling by the PRRB on the physical therapist issue. In May 1996, this ruling was reversed by the HCFA Administrator. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by HCFA which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that HCFA had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Department of Health and Human Services for further proceeding consistent with its Order. In October 1997, HCFA, in response to the U.S. District Court's Order, issued its revised decision in which it again ruled that the physical therapist costs at issue are not reimbursable by Medicare. The Company, based on its assessment and the opinion of legal counsel, continues to believe this position is without merit and that the Company will ultimately be reimbursed for the disputed physical therapy case.

     As of September 30, 1997, the Company, based on its analysis process, believes that recovery of $16,800,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of September 30, 1997. Total accounts receivable (net of reserves) due from Medicare at September 30, 1997 were $9,813,000, including the receivables (net of reserves) for disputed costs of $2,891,000. As of September 30, 1997 the Company had received $6,789,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $2,891,000 as of September 30, 1997 have been classified as a non-current asset.


6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc. on October 24, 1995 (see Note 10 to the financial statements). The preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 10 million common shares at an initial conversion price of $2.00 per share. The redeemable preferred shares bear dividends payable quarterly at 12% per annum. The redeemable preferred stock is being accreted over five years from its fair value of $18,500,000 on the date of issuance to its redemption value of $20,000,000.


7.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated under several noncancelable operating leases for office space and equipment. Total rental expense for all operating leases was $4,852,000, $4,237,000 and $4,005,000, for the years ended September
     30, 1997, 1996 and 1995, respectively.

     Future minimum rental payments as of September 30, 1997 for operating leases with noncancelable terms in excess of one year are as follows (in thousands):

     YEAR ENDING
     SEPTEMBER 30
     ------------
     1998                        $ 3,388
     1999                          2,900
     2000                          1,878
     2001                          1,529
     2002                            634
                                  ------
     Total minimum payments      $10,329
                                  ------
                                  ------

     The Company has letter of credit facilities totaling $3,127,000. The letters of credit are collateralized by secured investments and will expire in 1997 and 1998.

     The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.


8.   CAPITAL TRANSACTIONS

     STOCK OPTION PLAN
     The Company has adopted stock option plans to provide for the granting of options to purchase up to a maximum of 3,800,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity (in thousands, except per share amounts):

----------------------------------------------------------------------------------------------------------------------------
                                   1997                             1996                                 1995
                           -------------------------------------------------------------------------------------------------
                                      Weighted-Average                   Weighted-Average                   Weighted-Average
                           Shares      Exercise Price        Shares       Exercise Price        Shares       Exercise Price
----------------------------------------------------------------------------------------------------------------------------
 Outstanding at              2,065          $2.85              1,485           $2.81              1,435           $2.85
 beginning of year

 Granted                      754            1.82              1,130            2.76               637             2.08

 Exercised                    (10)            .53              (118)            1.25              (314)            1.24

 Canceled                  (1,727)           2.70              (432)            2.91              (273)            3.16
                            -----                               ---                                ---

 Outstanding at end of       1,082           2.39              2,065            2.85              1,485            2.81
 year                        -----                             -----                              -----
                             -----                             -----                              -----

 Options exercisable           477          2.88                 747            3.24                698            3.17
 at year-end
----------------------------------------------------------------------------------------------------------------------------

    At September 30, 1997, there are 1,057,000 shares available for grant.

    In fiscal 1995, two officers of the Company surrendered 109,000 shares of common stock to the Company at fair market value in lieu of cash payment for the exercise of 194,000 options.

    STOCK REPURCHASE
    In fiscal 1997, the Company repurchased 245,000 shares of common stock at fair market value from two former officers as part of a settlement agreement. All of their outstanding stock options were canceled.

    WARRANTS
    As of September 30, 1997, private warrants issued in October 1995 to purchase 6,000,000 shares of common stock and expiring in October 1998 are exercisable at $3.75 per share (see Note 10 to the financial statements).

    STOCK PURCHASE PLAN
    The Company has a plan whereby eligible employees may purchase the Company's common stock at the lower of 85% of the market price at the time of grant or the time of purchase. There are 1,500,000 shares reserved for this plan of which 93,000 shares were issued on September 30, 1997 at $1.54 per share, 151,000 shares were issued on September 30, 1996 at $1.86 per share and 124,000 shares were issued on September 30, 1995 at $1.96 per share. At September 30, 1997 there were 790,000 shares available for future offerings.

    FAS 123
    The following table summarizes information concerning currently outstanding and exercisable options:

----------------------------------------------------------------------------------------------------------------------------
                               OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
                                               Weighted-Average
                                                   Remaining                                 Exercisable
                              Outstanding as    Contractual Life        Weighted-Average        as of       Weighted-Average
 Range of Exercise Prices       of 9/30/97         in Years              Exercise Price        9/30/97       Exercise Price
----------------------------------------------------------------------------------------------------------------------------
       $1.00 - $1.99               556,000           8.3                     $1.78            115,000              $1.59

       $2.00 - $2.99               282,000           7.8                     $2.38            158,000              $2.45

       $3.00 - $3.99               145,000           6.3                     $3.30            105,000              $3.38

       $4.00 - $4.99                84,000           4.9                     $4.39             84,000              $4.39

       $5.00 - $5.99                15,000           5.2                     $5.38             15,000              $5.38
                                 ---------                                                   --------
                                 1,082,000           7.6                     $2.39            477,000              $2.88
----------------------------------------------------------------------------------------------------------------------------

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", ("SFAS 123") but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. If the Company had adopted the expense recognition provisions of SFAS No. 123 for purposes of determining compensation expense related to stock options granted during the years ended September 30, 1997 and 1996, loss applicable to common stock and loss per common and common equivalent share would have been changed to the pro forma amounts shown below:

                                            Years Ended September 30,
                                            -------------------------
                                            1997                1996
                                            ----                ----
Loss Applicable to Common Stock
    As reported                        $ (22,852,000)      $ (3,501,000)
    Pro forma                          $ (23,708,000)      $ (4,029,000)

Loss per common and common equivalent share
    As reported                        $       (1.40)      $       (.21)
    Pro forma                          $       (1.45)      $       (.24)


     The fair value of each option granted during 1997 and 1996 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: no dividend yield; a risk free interest rate of 6.462% and 6.073% during fiscal year 1997 and 1996, respectively; expected volatility of the market price of the Company's common stock of 68% and 155% during fiscal year 1997 and 1996, respectively; turnover of 37% and 26% during fiscal year 1997 and 1996, respectively, and expected option life ranging between four and five years. Based upon these assumptions, the weighted average fair value at grant date of options granted during fiscal 1997 and 1996 was $1.13 and $2.32, respectively.

     The fair value of the employees' stock purchase plan, which was estimated using the Black-Scholes model with the following assumptions for 1997 and 1996: no dividend yield; a risk free interest rate of 6.462% and 6.073% during fiscal year 1997 and 1996, respectively; expected volatility of the market price of the Company's common stock of 68% and 155% during fiscal year 1997 and 1996, respectively; and expected option life of one year. Based upon the assumptions, the weighted average fair value of the stock purchase rights granted in 1997 and 1996 was $1.08 and $1.98, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1996 and additional awards are anticipated in future years.

9.   INCOME TAXES

     The income tax provision for the years ended September 30, 1997, 1996 and 1995 consisted of (in thousands):

    1997             FEDERAL           STATE         TOTAL
                     -------           -----         -----
    Current          $(3,308)         $(142)       $(3,450)
    Deferred           1,275            395          1,670
                      ------           ----         ------
                     $(2,033)         $ 253        $(1,780)
                      ------           ----         ------
                      ------           ----         ------

    1996             FEDERAL           STATE         TOTAL
                     -------           -----         -----
    Current          $   883          $  97        $   980
    Deferred          (1,026)          (137)        (1,163)
                      ------           ----         ------
                     $  (143)         $ (40)       $  (183)
                      ------           ----         ------
                      ------           ----         ------

    1995             FEDERAL           STATE         TOTAL
                     -------           -----         -----
    Current          $ 2,505          $ 593        $ 3,098
    Deferred          (1,380)          (332)        (1,712)
                      ------           ----         ------
                     $ 1,125          $ 261        $ 1,386
                      ------           ----         ------
                      ------           ----         ------

    The income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes for each of the years ended September 30, 1997, 1996 and 1995 as follows (in thousands):


                                       1997           1996           1995
                                       ----           ----           ----
    Tax (benefit) at Federal
     statutory rate                 $(7,459)         $(396)        $1,022
    State income taxes,
      net of Federal benefit           (995)            21            231
    Officers life insurance               2             35             24
    Goodwill amortization                38             41             33
    Meals and entertainment              62            106             81
    Other                              (218)            10             (5)
    Valuation allowance               6,790             -              -
                                      -----         ------         ------
    Income tax expense (benefit)    $(1,780)         $(183)        $1,386
                                      -----         ------         ------
                                      -----         ------         ------

    The tax benefit related to the exercise of employee stock options is recorded as additional paid-in-capital.

    Income taxes paid during the years ended September 30, 1997, 1996 and 1995 were $24,000, $2,257,000 and $2,376,000, respectively.

     The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities at September 30, 1997 and 1996 are as follows:

                                                            1997                           1996
                                                  ------------------------      ------------------------
                                                  CURRENT        LONG-TERM      CURRENT        LONG-TERM
                                                   ASSET          LIABILITY      ASSET         LIABILITY
                                                 --------        ----------     -------        ---------
     Bad debt allowance                          $   757           $     -      $   299          $   -
     Depreciation and amortization                   -               1,215          -              1,275
     Insurance accruals                            2,817               -          2,464              -
     Capitalized items expensed
       for taxes                                     -                 651          -                955
     Deferred revenue                                -                (149)         -               (306)
     Vacation                                        300               -            341              -
     Restructuring reserve                           674               -            -                -
     Contract settlement                             -                 -            220              -
     Benefit of NOL carryforward                   3,734               -            -                -
     Other                                            48               (74)          65             (102)
                                                   -----             -----       ------           ------
       Subtotal                                    8,330             1,643        3,389            1,822
         Less valuation allowance                 (6,790)              -            -                -
                                                   -----             -----       ------           ------
                                                 $ 1,540           $ 1,643      $ 3,389          $ 1,822
                                                   -----             -----       ------           ------
                                                   -----             -----       ------           ------


    Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that it is more likely than not that certain of these net operating loss carryforwards may expire unused and that other certain tax assets may not be realized and, accordingly, has established a valuation allowance against them.

    As of September 30, 1997, the Company had federal operating loss carryforwards of $11,000,000 which will expire in 2012.


10. RELATED PARTY TRANSACTIONS

    On October 24, 1995, the Company closed an agreement with ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc., a national health care and international lodging firm. Pursuant to this agreement, the Company conducted a cash self-tender offer and purchased 6,750,000 shares of its common stock (41% of outstanding) at $3.40 per share and ManorCare Health Services, Inc. purchased 6,750,000 shares from the Company at $3.40 per share. In addition, ManorCare Health Services, Inc. invested $20 million to purchase redeemable convertible preferred shares and a warrant to purchase 6,000,000 shares of common stock at an exercise price of $3.75 per share (see Notes 6 and 8).

    The Purchase Agreement with ManorCare Health Services, Inc. also contemplated that the Company and ManorCare Health Services, Inc. would enter into agreements or arrangements which they deem prudent and mutually beneficial for the provision of services between them on terms that are fair to each party. The Company and Manor Care, Inc. entered into an agreement whereby Manor Care, Inc. or ManorCare Health Services, Inc. will provide to the Company certain administrative services, reimbursement services, legal services and other similar types of services through
    September 30, 1998.   Under this agreement, administrative fees of $129,000
    and $1,006,000 for years ended September 30, 1997 and 1996, respectively, were accrued. Management believes that the foregoing charges are reasonable allocations of the costs incurred by ManorCare Health Services, Inc. on the Company's behalf. Based on this agreement, $59,000 and $1,006,000 was payable to ManorCare Health Services, Inc. at September 30, 1997 and 1996, respectively.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    FISCAL 1997 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        FIRST         SECOND          THIRD         FOURTH
                                       QUARTER        QUARTER        QUARTER        QUARTER
                                      ---------      --------       --------       --------
    Revenue                           $ 31,585       $ 31,375       $ 18,855       $ 28,324
    Loss from operations                  (104)          (718)       (15,617)        (6,028)
    Loss applicable to common stock       (660)        (1,194)       (14,443)        (6,555)
    Loss per common and common
      equivalent share                    (.04)          (.07)          (.89)          (.40)



     During the fourth quarter of fiscal 1997, the Company recorded adjustments to its Medicare reserve of $2.8 million. (See Note 5 to the financial statements.) The Company also experienced an increase in its non-Medicare aged receivables which resulted in a bad debt expense of $2.4 million.


     FISCAL 1996 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        FIRST         SECOND          THIRD         FOURTH
                                       QUARTER        QUARTER        QUARTER        QUARTER
                                       -------        -------        ------         --------
    Revenue                           $ 32,468       $ 31,792       $ 30,302        $ 30,524
    Income (loss) from operations          109             82            179          (2,184)
    Loss applicable to common stock       (404)          (546)          (560)         (1,991)
    Loss per common and common
       equivalent share                   (.02)          (.03)          (.03)           (.12)


    During the fourth quarter of fiscal 1996, the Company recorded one time charges of $1,600,000 for a settlement with the former President and former Chief Financial Officer on October 22, 1996 and $700,000 for relocations and other severance agreements. The Company also repurchased 244,805 shares of common stock at market value as part of the settlement with the former officers.


12. RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" which is effective for reporting periods ending after December 15, 1997. Earlier adoption is not permitted. The Company does not expect the new standard to have a material effect on the financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Company has not determined the impact of adoption of the standard.

INDEPENDENT AUDITORS' REPORT

In Home Health, Inc.:

We have audited the accompanying consolidated balance sheets of In Home Health, Inc. as of September 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of In Home Health, Inc. as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 17, 1997

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information required under this Item with respect to directors will be contained in the section entitled "Election of Directors" in the Company's 1998 Proxy Statement, and is incorporated herein by reference.

         Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this item will be contained in the section entitled "Executive Compensation and Other Information" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item will be contained in the section entitled "Election of Directors - Certain Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

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
                                                                           PAGE
                                                                           ----
         In Home Health, Inc.:
           Independent Auditors' Report . . . . . . . . . . . . . . . . . .  33
           Schedules for the Years Ended September 30, 1997, 1996 and 1995:
               II - Valuation and Qualifying Accounts and Reserves. . . . .  38

         All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

         (B)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

(C)      EXHIBITS:

    Exhibit No.    Description
    -----------    -----------

    3.1            Restated Articles of Incorporation, as amended. (i)
    3.2            Restated Bylaws.
    4.1            Form of specimen Common Stock certificate. (iii)
    4.2            Form of specimen certificate for Series A Preferred Stock.
                   (i)
    4.3            Certificate of Designation of the Series, Number of Shares
                   in Series, Dividend Rate, Redemption Price, Liquidation
                   Price, Conversion Right and Other Rights and Preferences of
                   the Series A Preferred Stock ($1.00 par value) of In Home
                   Health, Inc. (i)
    10.1           Management Incentive Plan in place for fiscal 1997.
    10.2           Lease agreement dated October 24, 1991 with Minnesota CC
                   Properties, as amended. (i)
    10.3           The Company's 1987 Stock Option Plan, as amended. (i)
    10.4           The Company's 1995 Stock Option Plan, as amended. (i)
    10.5           The Company's 1991 Employee Stock Purchase Plan, as amended.
    10.6           Securities Purchase and Sale Agreement dated May 2, 1995, as amended between the Company and ManorCare Health Services
                   (iv)
    10.7           Letter of Credit Agreement dated September 30, 1997 with
                   First Bank National Association.
    10.8           Letter of Credit Agreement dated December 16, 1996 with
                   First Bank National Association.
    10.9           Employment Agreement between the Company and James J. Lynn dated October 24, 1995.
    10.10          Administrative Services Agreement dated November 15, 1997
                   between In Home Health, Inc. and Manor Care, Inc.
    11             Computation of Per Share Earnings
    23             Independent Auditors' Consent
    27             Financial Data Schedule

    (i) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
    (ii) Incorporate herein by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
    (iii) Incorporated herein by reference to the Registrant's Registration Statement (Form S-18) No. 33-17228C.
    (iv) Incorporated herein by reference to the Registrant's current report on Form 8-K dated May 2, 1995.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minnetonka, Minnesota.

IN HOME HEALTH, INC.


By:           /s/ Wolfgang von Maack
    ----------------------------------------------
Wolfgang von Maack, Chief Executive Officer


Date:  December 19, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.


SIGNATURE                               TITLE                       DATE
---------                               -----                       ----

 /s/ Wolfgang von Maack      Chief Executive Officer,          December 19, 1997
------------------------     President and Director
Wolfgang von Maack           (principal executive officer)


/s/ Thomas R. Gross          Chief Financial Officer           December 19, 1997
------------------------    (principal financial officer)
Thomas R. Gross


 /s/ James J. Lynn           Director                          December 19, 1997
------------------------
James J. Lynn

 /s/ Joseph R. Buckley       Director                          December 19, 1997
------------------------
Joseph R. Buckley


 /s/ Donald C. Tomasso       Director                          December 19, 1997
------------------------
Donald C. Tomasso


 /s/ James H. Rempe          Director                          December 19, 1997
------------------------
James H. Rempe

                                 IN HOME HEALTH, INC.
                              SCHEDULE AND EXHIBIT INDEX

    SCHEDULE                                                                PAGE
    ---------                                                               ----

    II       Valuation and Qualifying Accounts and Reserves                   38




    EXHIBIT

     3.2    Restated Bylaws.                                                  39

    10.1    Management Incentive Plan in place for fiscal 1997                68

    10.5    The Company's 1991 Employee Stock Purchase Plan, as amended       72

    10.7    Letter of Credit Agreement dated September 30, 1997
            with First Bank National Association.                             79

    10.8    Letter of Credit Agreement dated December 16, 1996 with
            First Bank National Association.                                  80

    10.9    Employment Agreement between the Company and James J. Lynn
            dated October 24, 1995.                                           82

    10.10   Administrative Services Agreement dated November 15, 1997
            between In Home Health, Inc. and Manor Care, Inc.                 91

    11      Computation of Earnings per Share                                 98

    23      Independent Auditors' Consent                                     99

    27      Financial Data Schedule                                          100

                                                                SCHEDULE II

                                 IN HOME HEALTH, INC.
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
                                (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
Column A                                              Column B                    Column C                   Column D      Column E
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 Additions
                                                                                 ---------

                                                                                              (2)
                                                                          (1)                 Charged                      Balance
                                                      Balance at          Charged to          to Other                     at
                                                      Beginning           Costs and           Accounts-      Deductions    End of
Classification                                        of Period           Expenses            Describe       -Describe     Period
                                                                                              (B)            (A)
----------------------------------------------------------------------------------------------------------------------------------
1997
----
Allowance for Doubtful Accounts - Current            $  802               $2,727             $    -            $1,500      $ 2,029

Medicare Reserve                                      7,239                   -               17,101            7,540       16,800


1996
----
Allowance for Doubtful Accounts - Current            $  867               $  560             $    -            $  625      $   802

Medicare Reserve                                      6,396                   -                2,067            1,224        7,239


1995
----
Allowance for Doubtful Accounts - Current            $1,029               $  856             $    -            $1,018      $   867

Medicare Reserve                                      4,961                   -                1,435               -         6,396

(A) Write-off of bad debts and Medicare disputes which the Company has decided not to pursue, net of recoveries.
(B) Adjustment to Medicare reserve.