Form 10-Q
period 1997-12-31
IN HOME HEALTH INC /MN/
filed 1998-02-12
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


                            X  QUARTERLY REPORT PURSUANT TO
                           ---
                              SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

                                     612-449-7500

                (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----    ----

     As of January 16, 1998, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,398,781 shares.

                                 IN HOME HEALTH, INC.
                                  TABLE OF CONTENTS



                                                                      PAGE NO.
                                                                      --------

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -                            2-3
               December 31, 1997 and September 30,
               1997

               Consolidated Statements of Operations -                    4
               For the three months ended December 31,
               1997 and 1996

               Consolidated Statements of Cash Flows -                    5
               For the three months ended December 31,
               1997 and 1996

               Notes to Unaudited Consolidated                         6-10
               Financial Statements

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                   11-15
               OF THE FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

PART II.       OTHER INFORMATION                                         16

                                 IN HOME HEALTH, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS)

                                        ASSETS




                                                        Dec. 31, 1997        Sept. 30,
                                                          (UNAUDITED)          1997
                                                          -----------       ---------
Current Assets:
  Cash and cash equivalents                             $   13,948        $   13,853
  Accounts receivable (net of allowances
     of $2,194 and $2,029 in December and
     September 1997, respectively)                          11,481            14,125
  Prepaid income tax                                         3,907             3,907
  Deferred income tax                                        1,540             1,540
  Prepaid expenses and other current assets                    673               579
                                                          ---------         ---------
     Total current assets                                   31,549            34,004
                                                          ---------         ---------

Property:
  Furniture and equipment                                    9,335             9,621
  Computer equipment and software                            7,506             7,506
  Leasehold improvements                                       669               727
                                                          ---------         ---------
     Total                                                  17,510            17,854

  Accumulated depreciation                                 (10,916)          (10,501)
                                                          ---------         ---------

     Property - net                                          6,594             7,353
                                                          ---------         ---------

Other Assets:
  Accounts receivable, long-term                             2,890             2,891
  Goodwill, net                                              5,392             5,432
  Other assets                                                 488               544
                                                          ---------         ---------
     Total other assets                                      8,770             8,867
                                                          ---------         ---------

Total Assets                                            $   46,913        $   50,224
                                                          ---------         ---------
                                                          ---------         ---------




              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (AMOUNTS IN THOUSANDS)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  Dec. 31, 1997    Sept. 30,
                                                   (UNAUDITED)        1997
                                                   -----------     ----------
Current Liabilities:
  Current maturities of long-term debt             $     573       $    777
  Accounts payable                                     2,649          4,255
  Accounts payable - related party                        74             59
  Accrued liabilities:
     Third party                                       6,966          6,789
     Compensation                                      3,348          4,034
     Insurance                                         6,243          6,704
     Restructuring                                     1,421          1,807
     Other                                               383            583
                                                  ----------      ---------
       Total current liabilities                      21,657         25,008
                                                  ----------      ---------

Long-Term Debt                                           174            278
Deferred Revenue                                         293            398
Deferred Rent Payable                                    237            248
Deferred Income Tax                                    1,643          1,643
Commitments and Contingencies                            --             --

Redeemable Convertible Preferred Stock -
  $1.00 par value, $20,000 redemption value,
  authorized 200 shares; issued and outstanding
  December 31 and September 30 - 200 shares           19,135         19,061

Shareholders' Equity:
  Preferred stock - authorized 800 shares                --             --
  Common stock - $.01 par value:
     authorized - 40,000 shares;
     issued and outstanding -
     December 31 - 16,399 shares;
     September 30 - 16,399 shares                        164            164
  Additional paid-in capital                          23,661         23,661
  Retained earnings (deficit)                        (20,051)       (20,237)
                                                  ----------      ---------
       Total shareholders' equity                      3,774          3,588
                                                  ----------      ---------

Total Liabilities and Shareholders' Equity         $  46,913       $ 50,224
                                                  ----------      ---------
                                                  ----------      ---------


              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                     1997            1996
                                                                   ---------      ---------
Revenue (net of Medicare reserves of
  $77 and $241 in 1997 and 1996, respectively)                    $  27,858     $   31,585
                                                                   --------      ---------
Operating Expenses:
  Direct costs of revenue (primarily payroll related costs)          16,125         17,181
  General, administrative and selling expenses                       11,205         14,508
  Restructuring charge                                                 (146)           --
                                                                   --------      ---------
     Total operating expenses                                        27,184         31,689
                                                                   --------      ---------

Income (loss) from operations                                           674           (104)
                                                                   --------      ---------

Interest:
  Interest income                                                       216            223
  Interest expense                                                      (30)           (89)
                                                                   --------      ---------
     Net interest income                                                186            134
                                                                   --------      ---------

Income before income taxes                                              860             30
Income tax expense                                                      --              16
                                                                   --------      ---------

Net income                                                        $     860    $        14
                                                                   --------      ---------
                                                                   --------      ---------

Net income (loss) available to common shareholders                $     186    $      (660)
                                                                   --------      ---------
                                                                   --------      ---------

Basic and diluted earnings (loss) per share                       $     .01    $      (.04)
                                                                   --------      ---------
                                                                   --------      ---------





              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (AMOUNTS IN THOUSANDS)


                                                              1997        1996
                                                            --------   ---------
Cash Flows From Operating Activities:
  Net income                                              $    860   $     14
  Adjustments:
     Depreciation and amortization                             876        777
     Accounts receivable                                     2,645     (2,774)
     Prepaid expenses and other assets                        (103)      (348)
     Accounts payable                                       (1,606)    (1,036)
     Accounts payable - related party                           15        (41)
     Accrued liabilities                                    (1,556)    (3,401)
     Deferred revenue                                         (105)      (106)
     Deferred rent payable                                     (11)       (24)
     Deferred income tax                                       --         110
                                                         ---------  ---------
       Net cash provided (used) by operating activities      1,015     (6,829)
                                                         ---------  ---------

Cash Flows From Investing Activities:
  Acquisition of property                                      (20)      (117)
  Repayments of advances to officers and employees               8        257
                                                         ---------  ---------

       Net cash provided (used) by investing activities        (12)       140
                                                         ---------  ---------

Cash Flows From Financing Activities:
  Payment of long term debt                                   (308)      (430)
  Preferred dividends paid                                    (600)      (600)
  Repurchase of common stock                                   --        (505)
                                                         ---------  ---------

       Net cash used by financing activities                  (908)    (1,535)
                                                         ---------  ---------

Cash and Cash Equivalents:
  Net increase (decrease)                                       95     (8,224)
  Beginning of period                                       13,853     18,617
                                                         ---------  ---------
     End of period                                        $ 13,948  $ 10,393
                                                         ---------  ---------
                                                         ---------  ---------



              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS
     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of December 31, 1997 and the results of operations and its cash flows for the three month periods ended December 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.   BASIC AND DILUTED EARNINGS PER SHARE
     Effective October 1, 1997 the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128). Earnings per share amounts presented for 1996 have been restated for the adoption of SFAS No.
128. The following table reflects the calculation of basic and diluted earnings per share for the three months ended December 31, 1997 and 1996.

                                                     (in thousands, except per
                                                           share amounts)
                                                           1997      1996
                                                          ------     -----
     EARNINGS PER SHARE:
     Net income                                           $   860   $    14
     Dividends on preferred stock                            (600)     (600)
     Preferred stock accretion                                (74)      (74)
                                                          -------   -------
     Income (loss) available to common shareholders       $   186   $  (660)
                                                          -------   -------
                                                          -------   -------

     Weighted average shares outstanding                   16,399    16,379
                                                          -------   -------
                                                          -------   -------

     Income (loss) per share-basic and diluted           $    .01   $  (.04)
                                                          -------   -------
                                                          -------   -------



     Options to purchase 1,281,541 shares of common stock were outstanding during the three months ended December 31, 1997. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,761,000 shares of common stock were outstanding during the three months ended December 31, 1996, which were not included in the computation of diluted earnings per share due to the loss in the period.

     Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc. In October 1995. The preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 10 million common shares at an initial conversion price of $2.00 per share. A private warrant was issued in October 1995 to ManorCare Health Services, Inc. to purchase 6 million shares of common stock at $3.75 per share and expires in October 1998. The impact of the redeemable convertible preferred stock and the warrant on diluted earnings per share would be anti-dilutive and therefore, they have been excluded.

3.   RESTRUCTURING CHARGE
     During fiscal 1997, the Company recorded $2,476,000 in restructuring charges as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure. The charge includes $1,820,000 of costs associated with lease costs and related equipment write-offs associated with the closing of eight pharmacies, the consolidation of seven sites in multi-site markets, the relocation of eight other sites to more economical locations and $361,000 of severance costs related to administrative staff reductions.

     Total expenditures related to facilities consolidation were $240,000 during the three months ended December 31, 1997. As of December 31, 1997, $1,421,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites remain to be paid out, are included in other current liabilities. The restructuring plan is expected to be completed by the end of the third quarter of fiscal 1998.

4.   COMMITMENTS AND CONTINGENCIES
     Approximately 59% and 62% of revenue for the three months ended December 31, 1997 and 1996, respectively, was derived from services provided to Medicare beneficiaries. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering the services.
Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to attempt to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

     The Company currently has NPRs challenging $15.1 million of costs as of December 31, 1997. There was an additional $4.5 million of costs at December 31, 1997 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($19.6 million at December 31, 1997) comprise the total amount the Company considers to be disputed costs. The major cost categories in dispute are the treatment of certain personnel costs relating to the Company's community liaison positions, pharmacy indirect expenses, the cost of physical therapists employed by the Company and certain other branch and corporate expenses.

     During fiscal 1997, the Company settled various disputed NPRs and received decisions from the PRRB and the U.S. District Court regarding the community liaison and other disputed costs. In the fourth quarter of fiscal 1997 the Company was notified by HCFA that pharmacy expenses retroactive to fiscal 1995 would be challenged. As a result, a Medicare reserve of $14.0 million was recorded in the third quarter of fiscal 1997 and $2.8 million was recorded in the fourth quarter of fiscal 1997.

     In August 1997, the Company received two rulings in which it was determined that community liaison costs are reimbursable to the degree that they are documented clearly enough to establish a differentiation between reimbursable and non-reimbursable activities. The rulings were from the U.S. District Court and from the PRRB. The U.S. District Court ruled that the Company was not entitled to Medicare reimbursement of community liaison costs incurred by some of its offices prior to June 1992 due to insufficient documentation, but was entitled to partial reimbursement of the costs by those offices for the period from June through September 1992, based on daily activity records. The PRRB also ruled that a portion of community liaison costs incurred by some of its offices from fiscal 1991 through 1993 should be reimbursed. The PRRB specifically concluded that the costs for intake coordination activities are allowable, and that the costs for assessment/evaluation, patient status and coordination are allowable where patient names are provided. The PRRB found, with respect to education activities and the provision of information to referral sources, that repeat visits to the same referral sources would be viewed as marketing and patient solicitation, which is unallowable. In each of these decisions, the Medicare intermediaries' determinations that all community liaison costs are non-reimbursable was reversed, and it was ordered that the matter be remanded for further action or audit. Because the decisions of the Court and the PRRB clarified the definition of allowable activities and the required documentation to support allowable activities, the Company has changed its determination of recoverability on all community liaison costs. Of the total disputed costs of $8,332,000 at December 31, 1997 regarding the community liaison issues, the Company has established reserves of $7,124,000. The Company believes that in applying the decisions of the U.S. District Court and the PRRB, the remaining $1,208,000 of costs are recoverable.

     The Company received, in March 1996, a favorable ruling by the PRRB on the physical therapist issue. In May 1996, this ruling was reversed by the HCFA Administrator. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by HCFA which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that HCFA had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Department of Health and Human Services for further proceeding consistent with its Order. In October 1997, HCFA, in response to the U.S. District Court's Order, issued its revised decision in which it again ruled that the physical therapist costs at issue are not reimbursable by Medicare. The Company has appealed HCFA's revised order to the U.S. District Court. The Company's legal counsel in this matter, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, has advised the Company that in its opinion it is probable that the Company will ultimately prevail in the courts and be reimbursed for the physical therapy costs which are disputed in this case.

     As of December 31, 1997, the Company, based on its analysis process, believes that recovery of $16,730,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of December 31, 1997. Total accounts receivable (net of reserves) due from Medicare at December 31, 1997 were $7,990,000, including the receivables (net of reserves) for disputed costs of $2,890,000. As of December 31, 1997 the Company had received $6,966,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $2,890,000 as of December 31, 1997 have been classified as a non-current asset.

5.   INCOME TAXES
     At September 30, 1997, the Company had federal operating loss carryforwards of $11,000,000 which will expire in 2012. Management believes it is more likely than not that certain of these net operating loss carryforwards may expire unused and, accordingly, has established a valuation allowance against them. During the three months ended December 31, 1997, income tax expense of $400,000 was offset by utilization of a portion of the net operating loss carryforward.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Company has not determined the impact of adoption of the standard.

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

RESULTS OF OPERATIONS

     Revenue for the three months ended December 31, 1997 decreased 12% as compared to the same period in the prior year. Visit division revenues declined by 20% due to the impact on revenue from the cost reductions enacted in fiscal 1997 and lower Medicare payments under the new cost limits which were effective October 1, 1997. This decline, combined with a 3% decrease in extended hours, infusion and hospice revenue, resulted in an overall revenue reduction of 12% compared to the first quarter of fiscal 1997.

     Direct costs, as a percent of revenue, were 58% versus 54% for the three months ended December 31, 1997 and 1996, respectively. The increase was due to the change in Visit Division revenue volume and overall revenue mix.

     General, administrative and selling expenses as a percent of revenue decreased to 40% in 1997 compared to 46% in 1996. The decrease was due to the decrease in costs in conjunction with the Company's restructuring plan.

     Net interest income was $186,000 for the three months ended December 31, 1997 as compared to $134,000 for the comparable period in the prior year. Interest earnings are a result of the earnings on the cash proceeds from the investment by ManorCare Health Services, Inc. in October, 1995.

     Total reported net income of $860,000 for the quarter ended December 31, 1997 was an $846,000 increase compared to prior year first quarter net income of $14,000. The net income improvement is primarily due to a significant reduction in general, administrative and selling expenses resulting from fiscal 1997 restructuring initiatives. Net income available to common shareholders was $186,000 compared to a loss of $660,000 in the same period last year. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend payable to ManorCare Health Services, Inc. for its $20 million preferred stock investment in In Home Health. Basic and diluted earnings per share were $.01 compared to a loss of $.04 per share a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $95,000 to $13,948,000 at December 31, 1997. A decrease in total accounts receivable of $2,645,000 was offset by a reduction in accounts payable of $1,606,000 and in other liabilities.

     Approximately 59% and 62% of revenue for the three months ended December 31, 1997 and 1996, respectively, was derived from services provided to Medicare beneficiaries. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering the services.
Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to attempt to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

     The Company currently has NPRs challenging $15.1 million of costs as of December 31, 1997. There was an additional $4.5 million of costs at December 31, 1997 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. Together these amounts ($19.6 million at December 31, 1997) comprise the total amount the Company considers to be disputed costs. The major cost categories in dispute are the treatment of certain personnel costs relating to the Company's community liaison positions, pharmacy indirect expenses, the cost of physical therapists employed by the Company and certain other branch and corporate expenses.

     During fiscal 1997, the Company settled various disputed NPRs and received decisions from the PRRB and the U.S. District Court regarding the community liaison and other disputed costs. In the fourth quarter of fiscal 1997 the Company was notified by HCFA that pharmacy expenses retroactive to fiscal 1995 would be challenged. As a result, a Medicare reserve of $14.0 million was recorded in the third quarter of fiscal 1997 and $2.8 million was recorded in the fourth quarter of fiscal 1997.

     In August 1997, the Company received two rulings in which it was determined that community liaison costs are reimbursable to the degree that they are documented clearly enough to establish a differentiation between reimbursable and non-reimbursable activities. The rulings were from the U.S. District Court and from the PRRB. The U.S. District Court ruled that the Company was not entitled to Medicare reimbursement of community liaison costs incurred by some of its offices prior to June 1992 due to insufficient documentation, but was entitled to partial reimbursement of the costs by those offices for the period from June through September 1992, based on daily activity records. The PRRB also ruled that a portion of community liaison costs incurred by some of its offices from fiscal 1991 through 1993 should be reimbursed. The PRRB specifically concluded that the costs for intake coordination activities are allowable, and that the costs for assessment/evaluation, patient status and coordination are allowable where patient names are provided. The PRRB found, with respect to education activities and the provision of information to referral sources, that repeat visits to the same referral sources would be viewed as marketing and patient solicitation, which is unallowable. In each of these decisions, the

Medicare intermediaries' determinations that all community liaison costs are non-reimbursable was reversed, and it was ordered that the matter be remanded for further action or audit. Because the decisions of the Court and the PRRB clarified the definition of allowable activities and the required documentation to support allowable activities, the Company has changed its determination of recoverability on all community liaison costs. Of the total disputed costs of $8,332,000 at December 31, 1997 regarding the community liaison issues, the Company has established reserves of $7,124,000. The Company believes that in applying the decisions of the U.S. District Court and the PRRB, the remaining $1,208,000 of costs are recoverable.

     The Company received, in March 1996, a favorable ruling by the PRRB on the physical therapist issue. In May 1996, this ruling was reversed by the HCFA Administrator. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by HCFA which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that HCFA had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Department of Health and Human Services for further proceeding consistent with its Order. In October 1997, HCFA, in response to the U.S. District Court's Order, issued its revised decision in which it again ruled that the physical therapist costs at issue are not reimbursable by Medicare. The Company has appealed HCFA's revised order to the U.S. District Court. The Company's legal counsel in this matter, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, has advised the Company that in its opinion it is probable that the Company will ultimately prevail in the courts and be reimbursed for the physical therapy costs which are disputed in this case.

     As of December 31, 1997, the Company, based on its analysis process, believes that recovery of $16,730,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of December 31, 1997. Total accounts receivable (net of reserves) due from Medicare at December 31, 1997 were $7,990,000, including the receivables (net of reserves) for disputed costs of $2,890,000. As of December 31, 1997 the Company had received $6,966,000 in payments from Medicare for disputed costs. Medicare may seek repayment for such amounts and accordingly, the potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $2,890,000 as of December 31, 1997 have been classified as a non-current asset.

     The Company has letter of credit facilities from a commercial bank totaling $3,127,000. These credit facilities are collateralized by secured investments and will expire on December 15, 1998.

     Overall, In Home Health believes the cash provided by operations along with its existing cash balance of $13,948,000 will be sufficient to finance its current operations through at least fiscal 2000.

FORWARD LOOKING INFORMATION

     Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependant upon government regulation, third party reimbursement, competition and factors affecting the health care industry in general. The Company's future results of operations and financial condition will be affected by factors such as (i) proposed changes to the Medicare reimbursement system from a retrospective cost-based system to a prospective payment system, (ii) settlements which may be reached with the Department of Health and Human Services regarding cost reports, and (iii) its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. As a result of these developments, the Company is not able to conclude that it is more likely than not that it will be able to generate future earnings which will allow it to utilize its NOLs and, accordingly, has established a valuation allowance against the NOLs. Please refer to our Form 10-K for the fiscal year ended September 30, 1997 for a more thorough discussion of forward looking information.

PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS - None

ITEM 2 -  CHANGES IN SECURITIES - None

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 -  OTHER INFORMATION - None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K - None

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



                                                          In Home Health, Inc.
                                                       -------------------------
                                                                      Registrant



Date:     February 13, 1998                           /s/ Wolfgang Von Maack
                                                  ------------------------------
                                                              Wolfgang von Maack
                                                         Chief Executive Officer




Date:     February 13, 1998                              /s/ Thomas R. Gross
                                                     ---------------------------
                                                                 Thomas R. Gross
                                                         Chief Financial Officer