Form 10-Q/A
period 1997-06-30
IN HOME HEALTH INC /MN/
filed 1998-04-03
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q/A
                             AMENDMENT NO. 1 TO FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

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

                                 IN HOME HEALTH, INC.
                                        INDEX

                                                                  PAGE NO.
                                                                  --------
PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheets -
             June 30, 1997 and September 30, 1996                    2-3

             Consolidated Statements of Operations -
             For the three and nine months ended June 30,
             1997 and 1996                                             4

             Consolidated Statements of Cash Flows -
             For the nine months ended June 30, 1997 and 1996          5

             Notes to Unaudited Consolidated Financial Statements   6-10

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF THE FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                         11-15

PART II      OTHER INFORMATION                                        16

ITEM 1.                          IN HOME HEALTH, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS)

                                        ASSETS


                                                     June 30, 1997   Sept. 30,
                                                       (Unaudited)        1996
                                                        ---------      -------
Current Assets:
 Cash and cash equivalents                                $11,521      $18,617
 Accounts receivable, net of allowances
   of $1,010 and $802 in June 1997 and
   September 1996, respectively                            17,913       19,418
 Prepaid income tax                                         4,013        1,037
 Deferred income tax                                        1,540        3,389
 Prepaid expenses and other current assets                  1,205        1,592
                                                           ------       ------
   Total current assets                                    36,192       44,053
                                                           ------       ------

Property:
 Furniture and equipment                                    9,734        9,954
 Computer equipment and software                            8,239        8,561
 Leasehold improvements                                       772          823
                                                           ------       ------
   Total                                                   18,745       19,338

 Accumulated depreciation                                 (10,739)      (9,437)
                                                           ------       ------

     Property - net                                         8,006        9,901
                                                           ------       ------

Other Assets:
 Accounts receivable, long-term                             3,868       22,018
 Goodwill, net                                              5,518        5,590
 Other assets                                                 901        1,121
                                                           ------       ------
   Total other assets                                      10,287       28,729
                                                           ------       ------

Total Assets                                              $54,485      $82,683
                                                           ------       ------
                                                           ------       ------


              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (AMOUNTS IN THOUSANDS)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 June 30, 1997        Sept. 30,
                                                    (Unaudited)            1996
                                                     ---------        ---------
Current Liabilities:
 Current maturities of long-term debt                $   1,010        $   1,455
 Accounts payable                                        2,579            3,662
 Accounts payable - related party                           --            1,006
 Accrued liabilities:
  Third party                                            5,576           13,568
  Compensation                                           4,625            6,859
  Insurance                                              6,590            6,133
  Other                                                  2,342              487
                                                     ---------        ---------
   Total current liabilities                            22,722           33,170
                                                     ---------        ---------

Long-Term Debt                                             330            1,080
Deferred Revenue                                           504              820
Deferred Rent Payable                                      199              267
Deferred Income Tax                                      1,749            1,822
Commitments and Contingencies                               --               --

Redeemable Convertible Preferred Stock -
 $1.00 par value, $20,000 redemption value,
 authorized 200 shares; issued and outstanding
 June 30 and September 30 - 200 shares                  18,987           18,766

Shareholders' Equity:
 Preferred stock - authorized 800 shares                    --               --
 Common stock - $.01 par value:
  authorized - 40,000 shares;
  issued and outstanding -
  June 30 - 16,296 shares;
  September 30 - 16,541 shares                             163               165
 Additional paid-in capital                             23,513            23,978
 Retained earnings (deficit)                           (13,682)            2,615
                                                     ---------        ---------
   Total shareholders' equity                            9,994            26,758
                                                     ---------        ---------

Total Liabilities and Shareholders' Equity           $  54,485        $  82,683
                                                     ---------        ---------
                                                     ---------        ---------


              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended            Nine Months Ended
                                                        June 30                       June 30
                                                 -------------------           -------------------
                                                   1997           1996           1997           1996
                                                   ----           ----           ----           ----

Revenue (net of Medicare reserves of
 $13,970, $180, $14,421, $1,030 for the
 respective periods)                           $ 18,855       $ 30,302       $ 81,815       $ 94,562
                                               --------       --------       --------       --------
Operating Expenses:
 Direct costs of revenue
  (primarily payroll related costs)              18,001         15,905         52,899         50,932
 General, administrative
  and selling expenses                           14,444         14,218         43,328         43,260
 Restructuring charge                             2,027             --          2,027             --
                                               --------       --------       --------       --------
   Total operating expenses                      34,472         30,123         98,254         94,192
                                               --------       --------       --------       --------

Income (loss) from operations                   (15,617)           179        (16,439)           370

Interest:
 Interest income                                    183            268            586            826
 Interest expense                                   (51)          (114)          (203)          (355)
                                               --------       --------       --------       --------
   Net interest income                              132            154            383            471
                                               --------       --------       --------       --------

Income (loss) before income taxes               (15,485)           333        (16,056)           841
Income tax expense (benefit)                     (1,716)           221         (1,780)           505
                                               --------       --------       --------       --------

Net income (loss)                              $(13,769)      $    112       $(14,276)      $    336
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Loss applicable to common stock                $(14,443)      $   (560)      $(16,297)      $ (1,510)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Loss per common and
 common equivalent share                       $   (.89)      $   (.03)      $  (1.00)      $   (.09)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Weighted average common
 and common equivalent
 shares outstanding                              16,311         16,465         16,349         16,430
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (AMOUNTS IN THOUSANDS)


                                                           1997           1996
                                                       --------       --------
Cash Flows From Operating Activities:
 Net income (loss)                                     $(14,276)      $    336
                                                       --------       --------
 Adjustments:
  Depreciation and amortization                           2,435          2,396
  Accounts receivable                                    19,655         (5,798)
  Prepaid expenses and other assets                      (2,941)           198
  Accounts payable                                       (2,089)          (440)
  Accrued liabilities                                    (7,914)         7,629
  Deferred liabilities                                    1,392         (1,693)
                                                       --------       --------

   Net cash provided (used) by operating activities      (3,738)         2,628
                                                       --------       --------

Cash Flows From Investing Activities:
 Business acquisitions                                      (47)            --
 Acquisition of property                                   (162)        (1,206)
 Advances to officers and employees                         351             42
                                                       --------       --------

   Net cash provided (used) by investing activities         142         (1,164)
                                                       --------       --------

Cash Flows From Financing Activities:
 Payment of long-term debt                               (1,195)        (1,568)
 Issuance (repurchase) of common stock                     (505)           127
 Issuance of preferred stock and warrants                    --         17,720
 Preferred dividends paid                                (1,800)        (1,653)
                                                       --------       --------

   Net cash provided (used) by financing activities      (3,500)        14,626
                                                       --------       --------

Cash and Cash Equivalents:
 Net increase (decrease)                                 (7,096)        16,090
 Beginning of period                                     18,617          3,665
                                                       --------       --------
   End of period                                       $ 11,521       $ 19,755
                                                       --------       --------
                                                       --------       --------

Supplemental Cash Flow Information:
 Cash paid during the period for:
  Interest                                             $    203       $    355
                                                       --------       --------
                                                       --------       --------
  Income taxes                                         $     24       $  1,932
                                                       --------       --------
                                                       --------       --------

Noncash Investing and Financing Activities:
 Property acquired by capital lease                    $     --       $    148
                                                       --------       --------
                                                       --------       --------


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

     Primary loss per share for the three and nine months ended June 30, 1997 and 1996 are as follows (in thousands, except per share data):


                                                                Three Months                  Nine Months
                                                           -------------------           -------------------
                                                           1997           1996           1997           1996
                                                           ----           ----           ----           ----
     Shares outstanding:
      Weighted average outstanding                       16,296         16,351         16,296         16,279
      Shares issuable in connection with stock
       options and warrants less shares
       purchasable from proceeds                             15            114             53            151
                                                         ------         ------         ------         ------
      Adjusted outstanding                               16,311         16,465         16,349         16,430
                                                         ------         ------         ------         ------
                                                         ------         ------         ------         ------

     Adjusted loss applicable to
     common stockholders:
      Net income (loss)                                $(13,769)      $    112       $(14,276)      $    336
      Dividends on preferred stock                         (600)          (600)        (1,800)        (1,653)
      Preferred stock accretion                             (74)           (72)          (221)          (193)
                                                         ------         ------         ------         ------

     Loss applicable to common stock                   $(14,443)      $   (560)      $(16,297)      $ (1,510)
                                                         ------         ------         ------         ------
                                                         ------         ------         ------         ------

     Loss per common and common
     equivalent share                                  $   (.89)      $   (.03)      $  (1.00)      $   (.09)
                                                         ------         ------         ------         ------
                                                         ------         ------         ------         ------

3.   RESTRUCTURING CHARGE
     The Company has recorded a $2,027,000 restructuring charge as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure. The charge includes $1,800,000 of costs associated with lease costs and related equipment write-offs associated with the closing of six pharmacies, the consolidation of three sites in multi-site markets, the relocation of ten other sites to more economical locations and $217,000 of severance costs related to administrative staff reductions.

     As of June 30, 1997, $1,869,000 of costs, comprised of $1,712,000 of lease costs and related equipment write-offs associated with vacated sites and $157,000 of severance costs, remain to be paid out and are included in other current liabilities. The restructuring plan is expected to be completed by the end of the third quarter of fiscal year 1998.

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

          In August 1997 the Company received two rulings in which it was determined that community liaison costs are reimbursable to the degree that they are documented clearly enough to establish a differentiation between reimbursable and non reimbursable activities. The rulings were from the U.S. District Court and from the Department of Health and Human Services' Provider Reimbursement Review Board (PRRB). The U.S. District Court ruled that the Company was not entitled to Medicare reimbursement of community liaison costs incurred by some of its offices prior to June 1992 due to insufficient documentation, but was entitled to partial reimbursement of the costs by those offices for the period from June through September 1992, based on daily activity records. The PRRB also ruled that a portion of community liaison costs incurred by some of its offices from fiscal 1991 through 1993 should be reimbursed. The PRRB specifically concluded that the costs for intake coordination activities are allowable, and that the costs for assessment/evaluation, patient status and coordination are allowable where patient names are provided. The PRRB found, with respect to education activities and the provision of information to referral sources, that repeat visits to the same referral sources would be viewed as marketing and patient solicitation, which is unallowable. In each of these decisions, the intermediaries' determinations that all community liaison costs are non-reimbursable was reversed, and it was ordered that the matter be remanded for further action or audit. Because the decisions of the Court and the PRRB clarified the definition of allowable activities and the required documentation to support allowable activities, the Company has changed its determination of recoverability on all community liaison costs. Of the total disputed costs of $15,685,000 regarding the community liaison issues, the Company has established reserves of $14,476,000. The Company believes that in applying the decisions of the U.S. District Court and the PRRB, the remaining $1,209,000 of costs are recoverable.

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

     During the third quarter of fiscal 1997 the Company recorded a $2,027,000 restructuring charge as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure. The charge included $1,800,000 of costs associated with lease costs and related equipment write-offs associated with the closing of six pharmacies, the consolidation of three sites in multi-site markets, the relocation of ten other sites to more economical locations and $217,000 of severance costs related to administrative staff reductions. As a result of the restructuring, the Company anticipates a reduction in future general and administrative expenses including rent and personnel charges. The restructuring plan is expected to be completed by the end of the third quarter of fiscal year 1998.

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

     In August 1997 the Company received two rulings in which it was determined that community liaison costs are reimbursable to the degree that they are documented clearly enough to establish a differentiation between reimbursable and non reimbursable activities. The rulings were from the U.S. District Court and from the Department of Health and Human Services' Provider Reimbursement Review Board (PRRB). The U.S. District Court ruled that the Company was not entitled to Medicare reimbursement of community liaison costs incurred by some of its offices prior to June 1992 due to insufficient documentation, but was entitled to partial reimbursement of the costs by those offices for the period from June through September 1992, based on daily activity records. The PRRB also ruled that a portion of community liaison costs incurred by some of its offices from fiscal 1991 through 1993 should be reimbursed. The PRRB specifically concluded that the costs for intake coordination activities are allowable, and that the costs for assessment/evaluation, patient status and coordination are allowable where patient names are provided. The PRRB found, with respect to education activities and the provision of information to referral sources, that repeat visits to the same referral sources would be viewed as marketing and patient solicitation, which is unallowable. In each of these decisions, the intermediaries' determinations that all community liaison costs are non-reimbursable was reversed, and it was ordered that the matter be remanded for further action or audit. Because the decisions of the Court and the PRRB clarified the definition of allowable activities and the required documentation to support allowable activities, the Company has changed its determination of recoverability on all community liaison costs. Of the total disputed costs of $15,685,000 regarding the community liaison issues, the Company has established reserves of $14,476,000. The Company believes that in applying the decisions of the U.S. District Court and the PRRB, the remaining $1,209,000 of costs are recoverable.

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

     The ultimate settlement of the $5,576,000 liability for payments from Medicare for disputed costs will impact the Company's cash flow depending on when settlement is reached and the method of repayment. The Company intends to meet both its short and long term liquidity needs with its current cash balances and future cash flows from operations.

     Overall, In Home Health believes that cash provided by operations along with its existing cash balances of $11,521,000 will be sufficient to finance its current operations through at least fiscal 2000.

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


                                                           In Home Health, Inc.
                                                          ----------------------
                                                                Registrant



Date: April 3, 1998                                       /s/Wolfgang von Maack
                                                        ------------------------
                                                              Wolfgang von Maack
                                                         Chief Executive Officer



Date: April 3, 1998                                          /s/Thomas R. Gross
                                                           ---------------------
                                                                 Thomas R. Gross
                                                         Chief Financial Officer