Form 10-K/A
period 1997-09-30
IN HOME HEALTH INC /MN/
filed 1998-04-03
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                            AMENDMENT NO. 1 TO FORM 10-K

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ------

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

                                  TABLE OF CONTENTS





                                                                                                            Page(s)

PART I    Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3-9
          Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
          Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9-10
          Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .     10

PART II   Item 5.   Market for Registrant's Common Equity and Related Stockholders Matters  . . . . . . .    11
          Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .     12-17
          Item 8.   Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . .    18-34
          Item 9.   Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

PART III  Item 10.  Directors and Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . .     35
          Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35
          Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .     35
          Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .     35

PART IV   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . .     35-36


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37


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

          The Company receives payment for its services from various sources. The following summarizes the Company's revenue by payor source:


                                                        SEPTEMBER 30
                                                  ------------------------
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

          Additionally, the Health Care Financing Administration of the U.S. Department of Health and Human Services ("HCFA"), the federal agency responsible for the rules governing Medicare and Medicaid, has implemented "Wedge Surveys" in at least 13 states, including Connecticut, Florida, Tennessee, Illinois, Indiana, Massachusetts, Minnesota, Ohio, Oklahoma, Texas, Utah, Virginia and Wyoming. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA reviews a small, limited number of claims over a two-month period and extrapolates the percentage which was paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

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

          EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and members of the Board of Directors for the Company are as follows:

          NAME                              AGE    POSITION(S) HELD
          ----                              ---    ----------------
          Wolfgang von Maack (4)            57      Chief Executive Officer, President and Director

          Thomas R. Gross                   44      Chief Financial Officer

          Kari K. Schell                    38      Vice President - Treasurer and Corporate Secretary

          James J. Lynn                     55      Director

          Joseph R. Buckley (1) (2) (3)     50      Director and Chairman

          James H. Rempe (1) (2) (3)        67      Director

          Donald C. Tomasso (1) (3)         52      Director


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

ITEM 3.   LEGAL PROCEEDINGS

     The Company has several pending cases which challenge the disallowance of reimbursement by the fiscal intermediaries of the U.S. Department of Health and Human Services ("HHS") for various categories of costs incurred by the Company in providing services to Medicare beneficiaries. These cases are pending before HHS's Provider Reimbursement Review Board ("PRRB"), an administrative tribunal, or before the United States District Court for the District of Minnesota ("District Court"). Each case involves specific Company branch offices for specific fiscal years, but has precedential value for the same type of costs for other branch office fiscal years. Following a PRRB ruling, either the Company or the fiscal intermediary may request that HHS review the PRRB decision. If HHS declines review, the PRRB's decision is viewed as the final agency decision. If HHS reviews the PRRB decision, the HHS decision based on that review is the final agency decision. The Company may then seek judicial review in United States District Court. The pending cases are summarized below:

     1. The Company has various cases challenging disallowances of costs related to the Company's Home Care Coordinators/Community Liaisons ("HCCs") and related supervisory personnel. The disputes concern whether the HCCs in certain of the Company's offices sufficiently documented their activities such that allegedly non-reimbursable activities could be distinguished from reimbursable activities. The disputes concern costs incurred from July 1, 1988 through September 30, 1994 and amount to $10.1 million of reimbursement.

     In the first case, in September 1996, in response to an August 1996 unfavorable ruling by HHS, the Company filed a complaint in U.S. District Court. This case involves certain offices in fiscal years ending September 30, 1989, 1990, 1991 and 1992, and has a reimbursement impact of $1.7 million. In August 1997, the U.S. District Court ruled that the Company was not entitled to Medicare reimbursement of HCC costs incurred by some of its offices prior to June 1992, finding that the documentation was insufficient to differentiate between reimbursable and non-reimbursable activities, but was entitled to partial reimbursement of the costs by those offices for the period from June through September 1992, based on daily activity records.

     In August 1997, in a second case involving certain offices in fiscal years ending September 30, 1990, 1991, 1992 and 1993 and amounting to $2.8 million in reimbursement, the PRRB also ruled that a portion of the HCC costs incurred by some of the Company's offices should be reimbursed. The PRRB concluded that the costs for intake coordination activities are reimbursable, and that the costs for assessment/evaluation, patient status and coordination are reimbursable where patient names are provided. The PRRB found, with respect to education activities and the provision of information to referral sources, that repeat visits to the same referral sources would be viewed as marketing and patient solicitation, which is non-reimbursable. In each of these decisions, the Medicare intermediaries' determinations that all community liaison costs are non-reimbursable was reversed and it was ordered that the matter be remanded for further action or audit. The Company did not appeal the District Court decision. HHS did not review the PRRB decision, which the Company, in October 1997, appealed in the District Court. The Company is involved in settlement negotiations with respect to these issues.

     The Company, in March 1996, challenged additional disallowances of HCC costs for various offices in fiscal years ending September 30, 1993 and 1994, and these cases, involving $5.6 million in reimbursement, are at the early stages of formation before the PRRB. The Company believes it is likely that these cases will be resolved in accordance with the final outcomes in the above two cases.

     2. In May 1996, the Company filed a case in the District Court challenging the application of certain HHS Salary Equivalency Guidelines to its employee physical therapists. The Company maintains, among other things, that the Guidelines are only applicable to physical therapists who are independent contractors. The reimbursement impact (i.e., ignoring other challenged disallowances, the amount by which the Company's Medicare reimbursement is reduced) of the disallowances in dispute, representing costs incurred in the fiscal year ending September 30, 1992, is approximately $207,000. Similar disallowances have also been made in fiscal years ending September 30, 1991, 1993 and 1994, amounting to $214,000, $280,000 and $276,000, respectively. The final determination of this case will likely have a precedential impact on other such disallowances. In March 1996 the PRRB ruled in favor of the Company, but in May 1996, HHS reversed that decision. In March 1997 the District Court set HHS's decision aside as providing an insufficient explanation. In October 1997, HHS issued a new decision purporting to clarify its previous decision. The Company has again appealed to the District Court and expects a decision sometime in 1998.

     3. In August 1997, the Company filed a case in District Court challenging disallowances of certain so-called "stock maintenance costs," e.g. the costs of annual reports, 10-Ks, 10-Qs, news releases, annual meetings, mailing of proxies, stock transfer agent fees, accounting and legal fees for SEC related services. This case involves the fiscal years ending September 30, 1989, 1990, 1991 and 1992, and has a reimbursement impact of $295,000. Similar disallowances totaling $502,000, for the fiscal years ending September 30, 1993, 1994, 1995, 1996 and 1997, would likely be recovered by the Company if it is successful in this case. In May 1997 the PRRB ruled in favor of the Company, but in July 1997 HHS reversed that decision. The Company has appealed to the District Court and it expects a decision sometime in 1998.

     4. In March 1996, the Company filed a case before the PRRB challenging the disallowance of certain pharmacist costs. This case involves the fiscal years ending September 30, 1991, 1992, 1993 and 1994, and has a reimbursement impact of $978,000. The PRRB is scheduled to hear the case in February 1998. Similar disallowances totaling $1,037,000, for the fiscal years ending September 30, 1992, 1993 and 1994, would likely be reversed to the extent the Company is successful in this case.

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

          The closing sale price for the common stock as reported by NASDAQ for each quarter of the two most recent fiscal years were:

                                      Year Ended September 30
                         -----------------------------------------------
                                   1997                       1996
                         ----------------------     --------------------
                            High         Low          High         Low
                            ----         ---          ----         ---
First Quarter            $ 2 3/16     $ 1 11/16     $ 3 1/8     $ 2 1/16
Second Quarter             2 1/8        1 5/8         2 3/4       2 3/16
Third Quarter              1 3/4        1 1/16        2 1/2       1 7/8
Fourth Quarter             1 15/16      1 1/4         2 5/16      1 3/4

These prices do not include retail markups, markdowns or commissions and may not represent actual transactions.

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA

                                                                     Year Ended September 30
                                              ---------------------------------------------------------------------
                                                  1997          1996            1995          1994            1993
Revenue                                       $ 110,139     $ 125,086       $ 129,816     $ 120,485        $103,761
Income (loss) from operations (1)               (22,467)       (1,814)          3,774         1,353           2,432
Income (loss) before income taxes               (21,937)       (1,165)          3,007           684           1,952
Net income (loss)                               (20,157)         (982)          1,621           247           1,015
Income (loss) applicable to
  common stock                                  (22,852)       (3,501)          1,621           247           1,015
Income (loss) per common and
  common equivalent share                         (1.40)         (.21)            .10           .02             .06
Weighted average common and
  common equivalent shares
  outstanding - primary                          16,348         16,465          16,304        16,013          16,056

(1)  Income (loss) from operations is net of restructuring charges of $2,476,000 for fiscal 1997.


BALANCE SHEET DATA
                                                                            September 30
                                                -------------------------------------------------------------------
                                                  1997          1996            1995          1994            1993
Current assets                                  $34,004       $44,053         $21,394       $23,926         $28,975
Current liabilities                              25,008        33,170          21,289        20,707          19,457
Total assets                                     50,224        82,683          57,559        56,726          54,379
Long-term debt                                      278         1,080           2,443         3,304           4,740
Redeemable convertible preferred stock           19,061        18,766              -             -               -
Shareholders' equity                              3,588        26,758          30,509        28,482          27,459

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.

                                   Percent of Revenues       Percent Change
--------------------------------------------------------------------------------
                                                           1996       1995
                               1997     1996       1995   to 1997   to 1996
                               ----      ----      ----   -------   --------
--------------------------------------------------------------------------------
Revenue                        100 %    100 %       100%     (12)%      (4)%
Direct Costs of Revenue         64       54          57        5 %      (9)%
                               ---       ---        ---
Gross Profit                    36       46          43      (32)%       4 %
General, Administrative and
    Selling Expenses            54       47          40        0 %      15 %
Restructuring Charge             2        -           -        -         -
                               ---       ---        ---      ---       ---

Income (Loss) From Operations  (20)%     (1)%         3%   1,139 %    (148)%
--------------------------------------------------------------------------------

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

          Overall, In Home Health believes that cash provided by operations along with its existing cash balances of $13,853,000 will be sufficient to finance its current operations through at least fiscal 2000.

          FORWARD LOOKING INFORMATION

          The Company faces a number of risks.  Information contained in this section is forward looking and involves risks and uncertainties that could significantly effect expected results. The Company's outlook for fiscal 1998 is predominantly based upon its interpretation of what it considers key economic assumptions.

          The majority of the Company's revenue is derived from services provided to Medicare beneficiaries. Currently, Medicare reimburses participating Medicare-certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country. This does not allow the Company to generate a profit from these services. In fact, due to certain limitations on the nature and amount of the costs that are reimbursable, the Company incurs a loss on the Medicare business.

          During 1997, several cost reimbursement issues that were in dispute for several years have been resolved through decisions by the PRRB and the U.S. District Court. As a result of these decisions and other communications from HCFA, it became clear that some costs incurred by the Company would not be reimbursed by Medicare. Although the Company has restructured its operations and eliminated a portion of these nonreimbursable costs, the Company will continue to incur some costs that are not reimbursed by Medicare, as it believes they constitute a necessary function to the conduct of its business.

          The Balanced Budget Act of 1997 requires HCFA to implement a prospective payment system for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by HHS would reflect a 15% reduction to the cost limits and per-patient limits as of September 30, 1999. In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page(s)
          Consolidated Statements of Operations . . . . . . . . . . . 19
          Consolidated Balance Sheets . . . . . . . . . . . . . . . . 20-21
          Consolidated Statements of Shareholders' Equity . . . . . . 22
          Consolidated Statements of Cash Flows . . . . . . . . . . . 23
          Notes to Consolidated Financial Statements  . . . . . . . . 24-25
          Independent Auditors' Report  . . . . . . . . . . . . . . . 34


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                IN HOME HEALTH, INC.
                            CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1997 AND 1996
                         (DOLLARS AND SHARES IN THOUSANDS)

                                        ASSETS

                                                       1997      1996
                                                       ----      ----
Current Assets:
 Cash and cash equivalents                        $  13,853  $ 18,617
 Accounts receivable, net of allowances
  of $2,029 and $802 in 1997 and 1996,
  respectively                                       14,125    19,418
 Prepaid income tax                                   3,907     1,037
 Deferred income tax                                  1,540     3,389
 Prepaid expenses and other current assets              579     1,592
                                                    -------   -------
   Total current assets                              34,004    44,053
                                                    -------   -------

Property:
 Furniture and equipment                              9,621     9,954
 Computer equipment and software                      7,506     8,561
 Leasehold improvements                                 727       823
                                                    -------   -------
   Total                                             17,854    19,338
 Accumulated depreciation                          ( 10,501)   (9,437)
                                                    -------   -------
   Property - net                                     7,353     9,901
                                                    -------   -------

Other Assets:
 Accounts receivable, long-term                       2,891    22,018
 Goodwill, net                                        5,432     5,590
 Other assets                                           544     1,121
                                                    -------   -------
          Total other assets                          8,867    28,729
                                                    -------   -------

Total Assets                                        $50,224   $82,683
                                                    -------   -------
                                                    -------   -------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                IN HOME HEATH, INC.
                            CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1997 AND 1996
                         (DOLLARS AND SHARES IN THOUSANDS)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1997      1996
                                                        ----      ----
Current Liabilities:
 Current maturities of long-term debt              $    777   $  1,455
 Accounts payable                                     4,255      3,662
 Accounts payable - related party                        59      1,006
 Accrued liabilities:
  Third party                                         6,789     13,568
  Compensation                                        4,034      6,859
  Insurance                                           6,704      6,133
  Restructuring                                       1,807        -
  Other                                                 583        487
                                                    -------    -------
   Total current liabilities                         25,008     33,170
                                                    -------    -------

Long-Term Debt                                          278      1,080
Deferred Revenue                                        398        820
Deferred Rent Payable                                   248        267
Deferred Income Tax                                   1,643      1,822
Commitments and Contingencies                            -         -

Redeemable Convertible Preferred Stock - $1.00
 par value, $20,000 redemption value, authorized
 200 shares; issued and outstanding 1997 - 200
 shares; 1996 - 200 shares                           19,061     18,766

Shareholders' Equity:
 Preferred stock - authorized 800 shares                 -        -
 Common stock - $.01 par value:
   authorized - 40,000 shares; issued and
    outstanding - 1997 - 16,399 shares,
    1996 - 16,541 shares                                164        165
 Additional paid-in capital                          23,661     23,978
 Retained earnings (deficit)                        (20,237)     2,615
                                                    -------    -------
   Total shareholders' equity                         3,588     26,758
                                                    -------    -------

Total Liabilities and Shareholders' Equity         $ 50,224   $ 82,683
                                                    -------    -------
                                                    -------    -------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
             (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           1997           1996           1995
                                                                           ----           ----           ----
Revenue (net of Medicare reserves of
 $17,101, $2,067 and $1,435 in 1997,
 1996 and 1995, respectively)                                         $ 110,139      $ 125,086      $ 129,816
                                                                        -------        -------        -------

Operating Expenses:
 Direct costs of revenue (primarily payroll related costs)               70,570         67,108         74,082
 General, administrative and selling expenses                            59,560         59,792         51,960
 Restructuring charge                                                     2,476            -              -
                                                                        -------        -------        -------
     Total operating expenses                                           132,606        126,900        126,042
                                                                        -------        -------        -------

Income (loss) from operations                                           (22,467)        (1,814)         3,774

Interest:
 Interest expense                                                          (265)          (450)          (790)
 Interest income                                                            795          1,099             23
                                                                        -------        -------        -------
     Net interest income (expense)                                          530            649           (767)

Income (loss) before income taxes                                       (21,937)        (1,165)         3,007
Income tax expense (benefit)                                             (1,780)          (183)         1,386
                                                                        -------        -------        -------

 Net income (loss)                                                     $(20,157)     $    (982)    $    1,621
                                                                        -------        -------        -------
                                                                        -------        -------        -------

Income (loss) applicable to common stock                               $(22,852)     $  (3,501)    $    1,621
                                                                        -------        -------        -------
                                                                        -------        -------        -------

Income (loss) per common and
 common equivalent share                                               $  (1.40)     $    (.21)    $      .10
                                                                        -------        -------        -------
                                                                        -------        -------        -------

Weighted average common and
 common equivalent shares
 outstanding - primary                                                   16,348         16,465         16,304
                                                                        -------        -------        -------
                                                                        -------        -------        -------



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                          (DOLLARS AND SHARES IN THOUSANDS)


                                               Additional       Retained
                                Common Stock     paid-in        earnings
                              Shares    Amount   capital        (deficit)
                              -----      -----    ------        --------
Balance - September 30, 1994  15,944    $ 159    $23,828         $ 4,495

Common stock issued for:
  Employee stock plans           442        5        685               -
  Exchange for options          (109)      (1)      (283)              -
Net income                         -        -          -           1,621
                              ------     ----     ------         -------


Balance - September 30, 1995  16,277      163     24,230           6,116


Common stock issued for:
  Employee stock plans           270        2        541               -
  Exchange for options            (6)       -        (12)              -
Offering costs                     -        -     (2,281)              -
Issuance of warrants               -        -      1,500               -
Net loss                           -        -          -            (982)
Preferred dividends                -        -          -          (2,253)
Preferred stock accretion          -        -          -            (266)
                              ------     ----     ------         -------

Balance - September 30, 1996  16,541      165     23,978           2,615


Common stock issued for:
  Employee stock plans           103        1        185               -
Repurchase from former officers (245)      (2)      (502)              -
Net loss                           -        -          -         (20,157)
Preferred dividends                -        -          -          (2,400)
Preferred stock accretion          -        -          -            (295)
                              ------     ----     ------         -------

Balance - September 30, 1997  16,399   $  164    $23,661        $(20,237)
                              ------     ----     ------         -------
                              ------     ----     ------         -------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


                                                                1997           1996           1995
                                                                ----           ----           ----
Cash Flows From Operating Activities:
 Net income (loss)                                            $(20,157)     $   (982)       $ 1,621
 Adjustments:
  Depreciation and amortization                                  3,344          3,227          3,226
  Accounts receivable                                           24,420         (9,714)          (760)
  Prepaid expenses and other assets                             (2,133)          (582)          (833)
  Accounts payable                                                 593           (806)           647
  Accounts payable - related party                                (947)         1,006             -
  Accrued liabilities                                           (7,130)        12,267          3,478
  Deferred revenue                                                (422)          (422)          (390)
  Deferred rent payable                                            (19)           (84)          (165)
  Deferred income tax                                            1,670         (1,163)        (1,689)
                                                                ------         ------         ------

    Net cash provided (used) by operating activities              (781)         2,747          5,135
                                                                ------         ------         ------

Cash Flows From Investing Activities:
 Acquisition of property                                           (97)        (1,494)          (785)
 Repayments (advances) to officers and employees                   350           (201)            13
                                                                ------         ------         ------

    Net cash provided (used) by investing activities               253         (1,695)          (772)
                                                                ------         ------         ------

Cash Flows From Financing Activities:
 Payment of long-term debt                                      (1,480)        (2,097)        (2,015)
 Issuance of preferred stock and warrants                           -          17,719             -
 Preferred dividends paid                                       (2,400)        (2,253)            -
 Issuance (repurchase) of common stock                            (356)           531            406
                                                                ------         ------         ------

    Net cash provided (used) by financing activities            (4,236)        13,900         (1,609)
                                                                ------         ------         ------

Cash and Cash Equivalents:
  Net increase (decrease)                                       (4,764)        14,952          2,754
  Beginning of year                                             18,617          3,665            911
     End of year                                              $ 13,853       $ 18,617       $  3,665
                                                                ------         ------         ------
                                                                ------         ------         ------


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

     Primary income (loss) per share for the years ended September 30, 1997, 1996 and 1995 are as follows:


                                                    1997      1996      1995
                                                    ----      ----      ----
     Shares outstanding (in thousands):
      Weighted average outstanding                  16,325    16,340     16,062
      Shares issuable in connection with stock
       options and warrants less shares
       purchasable from proceeds                        23       125        242
                                                    ------    ------     ------
      Adjusted outstanding                          16,348    16,465     16,304
                                                    ------    ------     ------
                                                    ------    ------     ------
     Adjusted income (loss) applicable to
     common stockholders (in thousands):
      Net income (loss)                           $(20,157)  $  (982)   $ 1,621
      Dividends on preferred stock                  (2,400)   (2,253)       -
      Preferred stock accretion                       (295)     (266)       -
                                                    ------    ------     ------

      Income (loss) applicable to common stock    $(22,852)  $(3,501)   $ 1,621
                                                    ------    ------     ------
                                                    ------    ------     ------

     Income (loss) per common and common
     equivalent share                             $  (1.40)  $  (.21)   $   .10
                                                    ------    ------     ------
                                                    ------    ------     ------


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

     Future minimum payments as of September 30, 1997 are as follows (in thousands):


     YEAR ENDING
     SEPTEMBER 30
     -----------------
     1998                                     $     906
     1999                                           271
     2000                                            65
                                                -------
     Total minimum payments                       1,242

     Less amounts
       representing interest                        187
                                                -------
     Present value of future
       minimum payments                           1,055
     Less current maturities                        777
                                                -------
     Long-term debt                           $     278
                                                -------
                                                -------

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

     Future minimum rental payments as of September 30, 1997 for operating leases with noncancelable terms in excess of one year are as follows (in thousands):

     YEAR ENDING
     SEPTEMBER 30
     ---------------------
     1998                               $ 3,388
     1999                                 2,900
     2000                                 1,878
     2001                                 1,529
     2002                                   634
                                        -------
     Total minimum payments             $10,329
                                        -------
                                        -------

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


8.   CAPITAL TRANSACTIONS

     STOCK OPTION PLAN
     The Company has adopted stock option plans to provide for the granting of options to purchase up to a maximum of 3,800,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity (in thousands, except per share amounts):

                        1997                  1996                  1995
                -------------------   -------------------   ------------------
                         Weighted-             Weighted-            Weighted-
                Shares    Average     Shares    Average     Shares   Average
                         Exercise              Exercise              Exercise
                           Price                 Price                Price
--------------------------------------------------------------------------------
 Outstanding
 at beginning
 of year        2,065      $2.85      1,485      $2.81      1,435      $2.85

 Granted          754       1.82      1,130       2.76        637       2.08

 Exercised        (10)       .53       (118)      1.25       (314)      1.24

 Canceled      (1,727)      2.70       (432)      2.91       (273)      3.16
               -------                 -----                 -----

 Outstanding
 at end of
 year           1,082       2.39      2,065       2.85      1,485       2.81
                -----                 -----                 -----
                -----                 -----                 -----

 Options
 exercisable
 at year-end      477       2.88        747       3.24        698       3.17


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

     FAS 123
     The following table summarizes information concerning currently outstanding and exercisable options:



                                    OPTIONS OUTSTANDING                                               OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------   --------------------------------------
                        Outstanding         Weighted-Average         Weighted-Average        Exercisable
  Range of Exercise        as of               Remaining              Exercise Price            as of          Weighted-Average
        Prices            9/30/97           Contractual Life                                   9/30/97          Exercise Price
                                                in Years
--------------------------------------------------------------------------------------------------------------------------------
 $1.00 - $1.99              556,000                8.3                     $1.78                    115,000          $1.59

 $2.00 - $2.99              282,000                7.8                     $2.38                    158,000          $2.45

 $3.00 - $3.99              145,000                6.3                     $3.30                    105,000          $3.38

 $4.00 - $4.99               84,000                4.9                     $4.39                     84,000          $4.39

 $5.00 - $5.99               15,000                5.2                     $5.38                     15,000          $5.38
                          ---------                                                                 -------

                          1,082,000                7.6                     $2.39                    477,000          $2.88


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

                                                    Years Ended September 30,
                                                    -------------------------
                                                       1997           1996
                                                       ----           ----
     Loss Applicable to Common Stock
          As reported                            $(22,852,000)   $(3,501,000)
          Pro forma                              $(23,708,000)   $(4,029,000)

     Loss per common and common equivalent share
          As reported                            $      (1.40)   $      (.21)
          Pro forma                              $      (1.45)   $      (.24)

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

9.   INCOME TAXES

     The income tax provision for the years ended September 30, 1997, 1996 and 1995 consisted of (in thousands):


                            FEDERAL          STATE         TOTAL
                            -------          -----         ------
     1997
     Current                $(3,308)         $(142)       $(3,450)
     Deferred                 1,275            395          1,670
                             ------           ----         ------
                            $(2,033)         $ 253        $(1,780)
                             ------           ----         ------
                             ------           ----         ------

                            FEDERAL          STATE         TOTAL
     1996                   -------          -----         ------
     Current                $   883          $  97        $   980
     Deferred                (1,026)          (137)        (1,163)
                             ------           ----         ------
                            $  (143)         $ (40)       $  (183)
                             ------           ----         ------
                             ------           ----         ------

                            FEDERAL          STATE         TOTAL
                            -------          -----         ------
     1995
     Current                $ 2,505          $ 593        $ 3,098
     Deferred                (1,380)          (332)        (1,712)
                             ------           ----         ------
                            $ 1,125          $ 261        $ 1,386
                             ------           ----         ------
                             ------           ----         ------

     The income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes for each of the years ended September 30, 1997, 1996 and 1995 as follows (in thousands):


                                                 1997        1996        1995
                                                ------      ------      ------

     Tax (benefit) at Federal statutory rate   $(7,459)       $(396)     $1,022
     State income taxes,
       net of Federal benefit                     (995)          21         231
     Officers life insurance                         2           35          24
     Goodwill amortization                          38           41          33
     Meals and entertainment                        62          106          81
     Other                                        (218)          10          (5)
     Valuation allowance                         6,790           -           -
                                                ------         ----       -----
     Income tax expense (benefit)              $(1,780)       $(183)     $1,386
                                                ------         ----       -----
                                                ------         ----       -----

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

     The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities at September 30, 1997 and 1996 are as follows:


                                              1997                 1996
                                     ---------------------  -------------------
                                     CURRENT    LONG-TERM    CURRENT  LONG-TERM
                                      ASSET     LIABILITY     ASSET   LIABILITY
                                     -------    ---------    -------  ---------
     Bad debt allowance              $   757    $      -    $   299    $     -
     Depreciation and amortization         -       1,215          -      1,275
     Insurance accruals                2,817           -      2,464          -
     Capitalized items expensed
       for taxes                           -         651          -        955
     Deferred revenue                      -        (149)         -       (306)
     Vacation                            300          -         341         -
     Restructuring reserve               674          -          -          -
     Contract settlement                   -          -         220         -
     Benefit of NOL carryforward       3,734          -          -          -
     Other                                48        (74)         65      (102)
                                     -------      ------     ------     ------
       Subtotal                        8,330       1,643      3,389      1,822
        Less valuation allowance      (6,790)          -          -          -
                                     -------      ------     ------     ------
                                     $ 1,540    $ 1,643     $ 3,389    $ 1,822
                                     -------      ------     ------     ------
                                     -------      ------     ------     ------


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

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     FISCAL 1997 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            FIRST         SECOND          THIRD         FOURTH
                                           QUARTER        QUARTER        QUARTER        QUARTER
                                           -------        -------        -------        -------
     Revenue                               $31,585        $31,375        $18,855        $28,324
     Loss from operations                     (104)          (718)       (15,617)        (6,028)
     Loss applicable to common stock          (660)        (1,194)       (14,443)        (6,555)
     Loss per common and common
       equivalent share                       (.04)          (.07)          (.89)          (.40)



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

INDEPENDENT AUDITORS' REPORT

In Home Health, Inc.:

We have audited the accompanying consolidated balance sheets of In Home Health, Inc. as of September 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  DOCUMENTS FILED AS A PART OF THIS REPORT

          1.                       FINANCIAL STATEMENTS

          The Consolidated Financial Statements filed with this Form 10-K are listed in Item 8 above.

          2.                       FINANCIAL STATEMENT SCHEDULES

          The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                           PAGE
          In Home Health, Inc.:
            Independent Auditors' Report . . . . . . . . . . . . . . . . . .  34
            Schedules for the Years Ended September 30, 1997, 1996 and 1995:
               II - Valuation and Qualifying Accounts and Reserves . . . . .  38


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

IN HOME HEALTH, INC.


By:         /s/ Wolfgang von Maack
    ---------------------------------------------
Wolfgang von Maack, Chief Executive Officer
               and President


Date: April 3, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.


SIGNATURE                               TITLE                    DATE
---------                               -----                    ----

 /s/ Wolfgang von Maack       Chief Executive Officer,           April 3, 1998
-------------------------     President and Director
Wolfgang von Maack            (principal executive officer)


/s/ Thomas R. Gross           Chief Financial Officer            April 3, 1998
---------------------         (principal financial officer)
Thomas R. Gross

 /s/ James J. Lynn            Director                           April 3, 1998
---------------------
James J. Lynn


 /s/ Joseph R. Buckley        Director                           April 3, 1998
-----------------------
Joseph R. Buckley


 /s/ Donald C. Tomasso        Director                           April 3, 1998
-----------------------
Donald C. Tomasso


 /s/ James H. Rempe           Director                           April 3, 1998
--------------------
James H. Rempe