Form 10-Q
period 1998-03-31
IN HOME HEALTH INC /MN/
filed 1998-05-11
CIK 818645

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---             SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1998


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

     As of March 31, 1998, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,398,781 shares.

                         IN HOME HEALTH, INC.
                          TABLE OF CONTENTS

                                                                  PAGE NO.
                                                                  --------
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               March 31, 1998, Pro Forma March 31, 1998
               and September 30, 1997                                2-3

               Consolidated Statements of Operations -
               For the three and six months ended March 31,
               1998 and 1997                                           4

               Consolidated Statements of Cash Flows -
               For the six months ended March 31, 1998 and 1997        5

               Notes to Consolidated Financial Statements           6-10

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                       11-14

PART II.       OTHER INFORMATION                                      15

                              IN HOME HEALTH, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                    ASSETS

                                                           Pro Forma
                                          March 31, 1998  Mar. 31, 1998   Sept. 30,
                                            (Unaudited)    (Unaudited)      1997
                                            -----------    -----------      ----
Current Assets:
 Cash and cash equivalents                   $  17,164      $  17,164     $  13,853
 Accounts receivable, net of allowances
  of $1,936 and $2,029 in March 1998
  and September 1997, respectively               14,760         14,760        14,125
 Prepaid income tax                                  39             39         3,907
 Deferred income tax                              1,554          1,554         1,540
 Prepaid expenses and other current assets          797            797           579
                                               --------       --------      --------
    Total current assets                         34,314         34,314        34,004
                                               --------       --------      --------
Property:
 Furniture and equipment                          9,156          9,156         9,621
 Computer equipment and software                  7,470          7,470         7,506
 Leasehold improvements                             630            630           727
                                               --------       --------      --------
    Total                                        17,256         17,256        17,854
 Accumulated depreciation                       (11,279)       (11,279)      (10,501)
                                               --------       --------      --------
       Property - net                             5,977          5,977         7,353
                                               --------       --------      --------
Other Assets:
 Accounts receivable, long-term                   1,204          1,204         2,891
 Goodwill, net                                    5,352          5,352         5,432
 Other assets                                       439            439           544
                                               --------       --------      --------
    Total other assets                            6,995          6,995         8,867
                                               --------       --------      --------
Total Assets                                   $ 47,286       $ 47,286      $ 50,224
                                               --------       --------      --------
                                               --------       --------      --------

         SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            Pro Forma
                                            March 31,1998  Mar. 31, 1998    Sept. 30,
                                             (Unaudited)    (Unaudited)       1997
                                             -----------    -----------       ----
Current Liabilities:
 Current maturities of long-term debt         $    414       $    414      $    777
 Accounts payable                                3,386          3,386         4,255
 Accounts payable - related party                   74             74            59
 Accrued liabilities:
  Third party                                    7,456          7,456         6,789
  Compensation                                   3,959          3,959         4,034
  Insurance                                      5,521          5,521         6,704
  Restructuring                                    890            890         1,807
  Other                                            370            370           583
                                              --------       --------      --------
   Total current liabilities                    22,070         22,070        25,008
                                              --------       --------      --------
Long-Term Debt                                     125            125           278
Deferred Revenue                                   187            187           398
Deferred Rent Payable                              227            227           248
Deferred Income Tax                              1,573          1,573         1,643
Commitments and Contingencies                       --             --           --

Redeemable Convertible Preferred Stock -
 $1.00 par value, $20,000 redemption value,
 authorized 200 shares; issued and outstanding
 March 31 and September 30 - 200 shares         19,210             --        19,061

 $1.00 par value, $13,000 redemption value,
 authorized 130 shares; issued and outstanding
 March 31 Proforma - 130 shares                     --         12,487           --

Shareholders' Equity:
 Redeemable Convertible Preferred Stock -
  $1.00 par value, $7,000 redemption value,
  authorized 70 shares; issued and outstanding
  March 31 Proforma - 70 shares                     --          7,000           --
 Preferred stock - authorized 800 shares            --             --           --
 Common stock - $.01 par value:
  authorized - 40,000 shares;
  issued and outstanding -
  March 31 -16,399 shares;
  March 31 Pro Forma - 16,399 shares;
  September 30 - 16,399 shares                     164            164           164
 Additional paid-in capital                     23,661         23,661        23,661
 Retained earnings (deficit)                   (19,931)       (20,208)      (20,237)
                                              --------       --------      --------
    Total shareholders' equity                   3,894         10,617         3,588
                                              --------       --------      --------
Total Liabilities and Shareholders' Equity    $ 47,286       $ 47,286      $ 50,224
                                              --------       --------      --------
                                              --------       --------      --------

       SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         IN HOME HEALTH, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended            Six Months Ended
                                                                 March 31                     March 31
                                                           -------------------           ------------------
                                                           1998           1997           1998          1997
                                                           ----           ----           ----          ----
Revenue [net of Medicare reserves of
  ($4,306), $210, ($4,229), $451 for the
   respective periods]                                  $  26,439      $  31,375      $  54,297     $  62,960
                                                        ---------      ---------      ---------     ---------
Operating Expenses:
 Direct costs of revenue
  (primarily payroll related costs)                        15,203         17,717         31,328        34,898
 General, administrative
  and selling expenses                                     10,899         14,376         22,104        28,884
 Restructuring Charge                                        (191)            --           (337)           --
                                                        ---------      ---------      ---------     ---------
  Total operating expenses                                 25,911         32,093         53,095        63,782
                                                        ---------      ---------      ---------     ---------
Income (loss) from operations                                 528           (718)         1,202           (822)
                                                        ---------      ---------      ---------     ---------
Interest:
 Interest income                                              274            180            490           403
 Interest expense                                              (7)           (63)           (37)         (152)
                                                        ---------      ---------      ---------     ---------
  Net interest income                                         267            117            453           251
                                                        ---------      ---------      ---------     ---------
Income (loss) before income taxes                             795           (601)         1,655          (571)
Income tax benefit                                             --            (80)            --           (64)
                                                        ---------      ---------      ---------     ---------
Net income (loss)                                          $  795       $   (521)      $  1,655     $    (507)
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
Net income (loss) available to
 common shareholders                                       $  120       $ (1,194)      $    306     $  (1,854)
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
Basic and diluted earnings (loss)
 per share                                                 $  .01       $   (.07)      $    .02     $    (.11)
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         IN HOME HEALTH, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                        (AMOUNTS IN THOUSANDS)

                                                           1998           1997
                                                         -------        -------
Cash Flows From Operating Activities:
 Net income (loss)                                       $  1,655       $  (507)
 Adjustments:
  Depreciation and amortization                             1,644         1,561
  Accounts receivable                                       1,052        (1,390)
  Prepaid expenses and other assets                         3,641           222
  Accounts payable                                           (869)         (851)
  Accounts payable - related party                             15          (112)
  Accrued liabilities                                      (1,721)       (3,075)
  Deferred revenue                                           (211)         (211)
  Deferred rent payable                                       (21)          (42)
  Deferred income tax                                         (84)           99
                                                         --------       -------
   Net cash provided (used) by operating activities         5,101        (4,306)
                                                         --------       -------
Cash Flows From Investing Activities:
 Business acquisitions                                         --           (47)
 Acquisition of property                                      (82)         (137)
 Repayments of advances to officers and employees               8           350
                                                         --------       -------
  Net cash provided (used) by investing activities            (74)          166
                                                         --------       -------
Cash Flows From Financing Activities:
 Payment of long-term debt                                   (516)         (862)
 Preferred dividends paid                                  (1,200)       (1,200)
 Repurchase of common stock                                    --          (505)
                                                         --------       -------
  Net cash used by financing activities                    (1,716)       (2,567)
                                                         --------       -------
Cash and Cash Equivalents:
 Net increase (decrease)                                    3,311        (6,707)
 Beginning of period                                       13,853        18,617
                                                         --------       -------
  End of period                                          $ 17,164       $11,910
                                                         --------       -------
                                                         --------       -------

       SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                        IN HOME HEALTH, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1998 and the results of operations for the three and six months and cash flows for the six months ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.  BASIC AND DILUTED EARNINGS PER SHARE

   Effective October 1, 1997 the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128). Earnings per share amounts presented for 1997 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share for the three months and six months ended March 31, 1998 and 1997.

                                                    (in thousands, except per share amounts)
                                                   THREE MONTHS                  SIX MONTHS
                                                ------------------           ------------------
                                                1998          1997           1998          1997
                                                ----          ----           ----          ----
  EARNINGS PER SHARE:
  Net income (loss)                           $   795       $  (521)       $ 1,655       $  (507)
  Dividends on preferred stock                   (600)         (600)        (1,200)       (1,200)
  Preferred stock accretion                       (75)          (73)          (149)         (147)
                                              -------       -------        -------       -------
  Income (loss) available to
   common shareholders                        $   120       $(1,194)       $   306       $(1,854)
                                              -------       -------        -------       -------
                                              -------       -------        -------       -------
  Weighted average shares outstanding          16,399        16,296         16,399        16,338
                                              -------       -------        -------       -------
                                              -------       -------        -------       -------
  Income (loss) per share-basic and diluted   $   .01       $  (.07)       $   .02       $  (.11)
                                              -------       -------        -------       -------
                                              -------       -------        -------       -------

   Options to purchase 1,216,000 shares of common stock were outstanding at March 31, 1998. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,548,041 shares of common stock were outstanding at March 31, 1997, and were not included in the computation of diluted earnings per share due to the loss in the period.

   Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc. in October 1995. As of April 13, 1998, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance, while 70,000 shares can be redeemed only at the option of the Company on and after the fifth anniversary. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 10 million common shares at an initial conversion price of $2.00 per share. A private warrant was issued in October 1995 to ManorCare Health Services, Inc. to purchase 6 million shares of common stock at $3.75 per share and expires in October 1998. The impact of the redeemable convertible preferred stock and the warrant on diluted earnings per share would be anti-dilutive and therefore, they have been excluded. Please refer to note 7 for additional information.

3.   RESTRUCTURING CHARGE

   During the last half of fiscal 1997, the Company recorded $2,476,000 in restructuring charges as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure.
The charge includes $1,820,000 of costs associated with lease costs and related equipment write-offs associated with the closing of eight pharmacies, the consolidation of seven sites in multi-site markets, the relocation of eight other sites to more economical locations and $361,000 of severance costs related to administrative staff reductions.

   Total expenditures related to facilities consolidation were $580,000 during the six months ended March 31, 1998. As of March 31, 1998, $890,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites, remain to be paid out and are included in other current liabilities. The restructuring plan is expected to be completed by the end of fiscal 1998.

4.  COMMITMENTS AND CONTINGENCIES

   Approximately 59% and 62% of revenue for the six months ended March 31, 1998 and 1997, respectively, was derived from services provided to Medicare beneficiaries. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to attempt to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

- Applicable statutes and regulations, such as those contained in the Title XVIII of the Social Security Act, particularly Sec. 1861 (V)(1)(A) "Reasonable Cost" and 42 C.F.R. 413.9 "Cost Related to Patient Care", Health Care Financing Administration ("HCFA") Publication 11 "Health Insurance Manual", applicable sections of HCFA Publication 15-1 "Provider Reimbursement Manual" and intermediary letters and program memoranda issued by HCFA.
- Administrative decisions and rulings on related issues by the Department of Health and Human Services' Provider Reimbursement Review Board ("PRRB") and Administrative Law Judges.
- Judicial decisions from Federal District Courts on relevant cases.
- Consultation with independent industry experts such as Medicare cost reimbursement consultants.
- Opinions of outside legal counsel who specialize in dealing with Medicare reimbursement issues.
- Historical knowledge gained internally from past Medicare audits.
- Meetings and other communication with Medicare Intermediaries, the Blue Cross Association and HCFA.

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

   In cases where the company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and HCFA, it vigorously pursues such matters through administrative and legal channels. The normal Medicare administrative appeal process may take several years to resolve these types of disputes. The Company has established a reserve for the portion of these costs not considered probable of recovery. As additional costs are incurred, the Company is increasing the reserve to cover such additional costs that are not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate.

   The Company had NPRs challenging $6.9 million as of March 31, 1998. There is an additional $2.2 million of costs at March 31, 1998 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. The Company has settled with HCFA to recover $4.5 million (see below) of the $6.9 million withheld through March 31, 1998. Together these amounts ($6.9 million plus $2.2 million minus $4.5 million) comprise a total of $4.6 million that the Company considers to be disputed costs. The cost categories in dispute are the cost of physical therapists employed by the Company and certain other branch and corporate expenses. The settlements were primarily related to certain personnel costs relating to the Company's community liaison position and pharmacy expenses. As a result of such settlements, the amount in dispute with respect to NPRs received and anticipated has been reduced by $15.1 million to $4.6 million and the Medicare reserve has been reduced by $13.4 million to $3.4 million.

   One of the disputes with HCFA which was settled during the quarter ended March 31, 1998 concerned the treatment of certain personnel costs relating to the Company's community liaison positions. As a result, the disputed costs and reserves have been reduced by $8.3 million and $7.1 million, respectively. The Company has settled a dispute over pharmacy indirect expenses, which results in a reduction in the disputed costs and reserves by $6.4 million and $6.1 million, respectively. In addition, the Company has settled other cost allocation issues which have resulted in a reduction in the disputed costs and reserves by $0.4 million and $0.2 million, respectively.

   The Company received, in March 1996, a favorable ruling by the PRRB on the physical therapist issue. In May 1996, this ruling was reversed by the HCFA administrator. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by HCFA which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that HCFA had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Department of Health and Human Services for further proceeding consistent with its Order. In October 1997, HCFA, in response to the U.S. District Court's Order, issued its revised decision in which it again ruled that the physical therapist costs at issue are not reimbursable by Medicare. The Company has appealed HCFA's revised decision to the U.S. District Court. The Company's legal counsel in this matter, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, has advised the Company that in its opinion it is probable that the Company will ultimately prevail in the courts and be reimbursed for the physical therapy costs which are disputed in this case.

   As of March 31, 1998, the Company, based on its analysis process, believes that recovery of $3,351,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of March 31, 1998. Total accounts receivable (net of reserves) due from Medicare at March 31, 1998 were $9,249,000, including the receivables (net of reserves) for disputed costs of $1,204,000. As of March 31, 1998, the Company had received $7,456,000 in payments from Medicare for which Medicare may seek repayment and accordingly, such a potential liability for repayments is recorded as accrued liabilities
- third party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $1,204,000 as of March 31, 1998 have been classified as a non-current asset.

5. INCOME TAXES

   At September 30, 1997, the Company had federal operating loss carryforwards of $11,000,000 which will expire in 2012. Management believes it is more likely than not that certain of these net operating loss carryforwards and other temporary differences may expire unused and, accordingly, has established a valuation allowance against them. During the six months ended March 31, 1998, income tax expense of $700,000 was offset by utilizing a portion of the net operating loss carryforwards.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Company has not determined the impact of adoption of the standard.

7.  NOTE TO PRO FORMA BALANCE SHEET

   On April 13, 1998, In Home Health, Inc. and Manor Care, Inc. entered into an agreement to modify the redemption terms of $7,000,000 of In Home Health's redeemable convertible preferred stock. Pursuant to the modification, these shares are redeemable only at the option of In Home Health. There are no other changes in the terms of the $7,000,000 of redeemable convertible preferred stock, and no changes in the remaining $13,000,000 of redeemable convertible preferred stock. The pro forma balance sheet as of March 31, 1998 gives effect to the change in redemption feature by including $7,000,000 of redeemable convertible preferred stock within shareholders' equity, and recording the amortization of the discount relating to these shares as a reduction of retained earnings.

   The effect of the Agreement is to permit the Company to present the modified shares in the Stockholders' Equity portion of its balance sheet, while the remainder of the preferred stock continues to be presented as a "mezzanine item" between the liabilities and shareholders' equity sections of the balance sheet.

   The reason for the Agreement was to allow the Company to meet the requirements for continued listing of its common stock on the NASDAQ National Market. The Company has also provided an undertaking to the NASDAQ Stock Market, Inc. ("NASDAQ") that it will not voluntarily redeem any of its preferred stock if the redemption would cause the Company's net tangible assets, as defined by NASDAQ, to be less than $5,000,000, unless NASDAQ otherwise consents. Based on the Agreement and the undertaking described above, the Company's common stock will continue to be listed for trading on the NASDAQ National Market. Please refer to the Form 8-K filed on April 14, 1998 for additional information.

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

RESULTS OF OPERATIONS

   Revenue for the three and six months ended March 31, 1998 decreased 16% and 14%, respectively, over the same periods in the prior year. Visit Division revenues decreased by 18% due to the impact on revenue from the cost reduction program management enacted in fiscal 1997 and lower Medicare payments under the new per-beneficiary cost limits which were announced on April 1, 1998 but made effective retroactive to October 1, 1997. Extended Hours, Infusion and Hospice Division revenues decreased 6% from the prior year.

   The second quarter results included two significant adjustments in recorded revenues. First, In Home Health successfully resolved several reimbursement disputes with HCFA resulting in a $4.4 million increase in revenues. Second, with HCFA's April 1st announcement of the new per-beneficiary cost limits, In Home Health took a $4.5 million reduction in year-to-date revenues. Management is implementing a series of cost reduction programs and improvements in the care delivery process to reduce the impact of the new Medicare cost limits in future periods.

   Direct costs, as a percent of revenue, were 58% for the three and six months ended March 31, 1998 versus 56% and 55% for the same periods of the previous year. The increase was due to the change in Visit Division revenue volume and overall revenue mix.

   General, administrative and selling expenses for the three and six months ended March 31, 1998 were 41% versus 46% for the same periods of the previous year. This decrease was due to the decrease in costs associated with the Company's restructuring plan.

   Net interest income for the three and six months ended March 31, 1998 was $267,000 and $453,000 versus $117,000 and $251,000 for the same periods of the previous year. Interest income is a result of the cash proceeds from the investment by ManorCare Health Services, Inc. in October 1995. Due to the Company's improved cash flow from operations, the larger cash balance has provided an increase in interest income over last year.

   Net income for the three and six months ended March 31, 1998 was $795,000 and $1,655,000 compared to net loss of $521,000 and $507,000 for the same periods of the previous year. The net income improvement is primarily due to a significant reduction in general, administrative and selling expenses resulting from fiscal 1997 restructuring initiatives. Net income available to common shareholders was $120,000 and $306,000 for the three and six months ended March 31, 1998, compared to a loss of $1,194,000 and $1,854,000 for the same periods of the previous year. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend payable to ManorCare Health Services, Inc. for its $20 million preferred stock investment in In Home Health. Basic and diluted earnings per share were $.01 and $.02 compared to a loss of $.07 and $.11 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and cash equivalents increased $3,311,000 to $17,164,000 at March 31, 1998. The Company received about $3.9 million of income tax refunds by carrying back the fiscal 1997 net operating loss three years.

   Approximately 59% and 62% of revenue for the six months ended March 31, 1998 and 1997, respectively, was derived from services provided to Medicare beneficiaries. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to attempt to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

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

   In cases where the Company disagrees with the positions taken by the Medicare fiscal intermediaries' auditors and HCFA, it vigorously pursues such matters through administrative and legal channels. The normal Medicare administrative appeal process may take several years to resolve these types of disputes. The Company has established a reserve for the portion of these costs not considered probable of recovery. As additional costs are incurred, the Company is increasing the reserve to cover such additional costs that are not considered probable of recovery. Since the reserves have been established, the Company has continued to review whether the level is appropriate.

   The Company had NPRS challenging $6.9 million as of March 31,1998. There is an additional $2.2 million of costs at March 31, 1998 related to open cost reporting years that are similar to the costs that have been challenged on NPRS. The Company has settled with hcfa to recover $4.5 million (see below) of the $6.9 million withheld through March 31, 1998. Together these amounts ($6.9 million plus $2.2 million minus $4.5 million) comprise a total of $4.6 million that the Company considers to be disputed costs. The cost categories in dispute are the cost of physical therapists employed by the Company and certain other branch and corporate expenses. The settlements were primarily related to certain personnel costs relating to the Company's community liaison position and pharmacy expenses. As a result of such settlements, the amount in dispute with respect to NPRS received and anticipated has been reduced by $15.1 million to $4.6 million and the Medicare reserve has been reduced by $13.4 million to $3.4 million.

   One of the disputes with HCFA which was settled during the quarter ended March 31, 1998 concerned the treatment of certain personnel costs relating to the Company's community liaison positions. As a result, the disputed costs and reserves have been reduced by $8.3 million and $7.1 million, respectively. The Company has settled a dispute over pharmacy indirect expenses, which results in a reduction in the disputed costs and reserves by $6.4 million and $6.1 million, respectively. In addition, the Company has settled other cost allocation issues which have resulted in a reduction in the disputed costs and reserves by $0.4 million and $0.2 million, respectively.

   The Company received, in March 1996, a favorable ruling by the PRRB on the physical therapist issue. In May 1996, this ruling was reversed by the HCFA Administrator. The Company appealed the decision to the U.S. Federal District Court in Minneapolis. During the second quarter of fiscal 1997, the Company was notified that the U.S. District Court granted the Company's motion to set aside the decision by HCFA which denied the Company reimbursement of some of its costs for providing physical therapy services provided in 1992. The Court found that HCFA had provided an insufficient explanation of its decision, and therefore, the decision was arbitrary and capricious. The Court remanded the matter to the Secretary of the Department of Health and Human Services for further proceeding consistent with its Order. In October 1997, HCFA, in response to the U.S. District Court's Order, issued its revised decision in which it again ruled that the physical therapist costs at issue are not reimbursable by Medicare. The Company has appealed HCFA'S revised decision to the U.S. District Court. The Company's legal counsel in this matter, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, has advised the Company that in its opinion it is probable that the Company will ultimately prevail in the courts and be reimbursed for the physical therapy costs which are disputed in this case.

   As of March 31, 1998, the Company, based on its analysis process, believes that recovery of $3,351,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of March 31, 1998. Total accounts receivable (net of reserves) due from Medicare at March 31, 1998 were $9,249,000, including the receivables (net of reserves) for disputed costs of $1,204,000. As of March 31, 1998, the Company had received $7,456,000 in payments from Medicare for which Medicare may seek repayment and accordingly, such a potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $1,204,000 as of March 31, 1998 have been classified as a non-current asset.

   The Company has letter of credit facilities from a commercial bank totaling $3,127,000. These credit facilities are collateralized by secured investments and will expire on December 15, 1998.

   Overall, In Home Health believes the cash provided by operations along with its existing cash balance of $17,164,000 will be sufficient to finance its current operations through at least fiscal 2000.

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


ITEM 1 -  LEGAL PROCEEDINGS - None.

ITEM 2 -  CHANGE IN SECURITIES - None.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          The Company held its Annual Meeting of Shareholders on March 4, 1998. The shareholders present in person or in proxy voted to re-elect the existing board of directors. Each nominee received the number of votes indicated below. There were no broker non-votes with respect to the election of directors.

          Nominees                      Votes For          Withheld
          --------                     ----------          --------
          Wolfgang von Maack           25,323,410           171,843
          James J. Lynn                25,304,429           190,824
          Donald C. Tomasso            25,304,563           190,690
          Joseph Buckley               25,304,928           190,325
          James M. Rempe               25,317,216           178,037

          The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1998 by a vote of 25,360,915 shares in favor, 86,059 shares against, 48,279 abstaining and zero shares broker non-voted.

ITEM 5 -  OTHER INFORMATION - None.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - none

          (b) A report on Form 8-K was filed April 14, 1998 containing disclosure pursuant to Item 5 of Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              In Home Health, Inc.
                                          -------------------------------
                                                    Registrant




Date: May 11, 1998                             /s/ Wolfgang von Maack
                                          -------------------------------
                                                  Wolfgang von Maack
                                              Chief Executive Officer





Date: May 11, 1998                             /s/ Thomas R. Gross
                                           ------------------------------
                                                     Thomas R. Gross
                                              Chief Financial Officer