Form 10-Q
period 1998-06-30
IN HOME HEALTH INC /MN/
filed 1998-07-22
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTERLY PERIOD ENDED JUNE 30, 1998


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

     As of June 30, 1998, the number of shares outstanding of the registrant's common stock, $.01 par value was 16,398,781 shares.

                                 IN HOME HEALTH, INC.
                                  TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               June 30, 1998 and September 30, 1997                        2-3

               Consolidated Statements of Operations -
               For the Three and Nine Months Ended June 30,
               1998 and 1997                                               4

               Consolidated Statements of Cash Flows -
               For the Nine Months Ended June 30, 1998 and 1997            5

               Notes to Unaudited Consolidated Financial Statements        6-9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                  10-14

PART II.       OTHER INFORMATION                                           15

                                 IN HOME HEALTH, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN THOUSANDS)


                                        ASSETS



                                                                June 30, 1998          Sept. 30,
                                                                   (Unaudited)              1997
                                                                -------------          ---------
Current Assets:
  Cash and cash equivalents                                          $ 19,658           $ 13,853
  Accounts receivable, net of allowances of $1,307 and
    $2,029 in June 1998 and September 1997, respectively               14,512             14,125
  Prepaid income tax                                                     --                3,907
  Deferred income tax                                                   1,419              1,540
  Prepaid expenses and other current assets                               845                579
                                                                     --------           --------
    Total current assets                                               36,434             34,004
                                                                     --------           --------

Property:
  Furniture and equipment                                               9,126              9,621
  Computer equipment and software                                       7,477              7,506
  Leasehold improvements                                                  686                727
                                                                     --------           --------
    Total                                                              17,289             17,854
  Accumulated depreciation                                            (11,807)           (10,501)
                                                                     --------           --------
       Property - net                                                   5,482              7,353
                                                                     --------           --------

Other Assets:
  Accounts receivable, long-term                                        1,117              2,891
  Goodwill, net                                                         5,313              5,432
  Other assets                                                            382                544
                                                                     --------           --------
    Total other assets                                                  6,812              8,867
                                                                     --------           --------

Total Assets                                                         $ 48,728           $ 50,224
                                                                     --------           --------
                                                                     --------           --------




              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (AMOUNTS IN THOUSANDS)

                         LIABILITIES AND SHAREHOLDERS' EQUITY




                                                               June 30, 1998          Sept. 30,
                                                                  (Unaudited)              1997
                                                               -------------          ---------
Current Liabilities:
  Current maturities of long-term debt                               $    302           $    777
  Accounts payable                                                      2,535              4,255
  Accounts payable - related party                                         83                 59
  Accrued liabilities:
    Third party                                                        10,897              6,789
    Compensation                                                        3,491              4,034
    Insurance                                                           4,824              6,704
    Restructuring                                                         843              1,807
    Other                                                                 495                583
                                                                     --------           --------
       Total current liabilities                                       23,470             25,008
                                                                     --------           --------

Long-Term Debt                                                             91                278
Deferred Revenue                                                           82                398
Deferred Rent Payable                                                     207                248
Deferred Income Tax                                                     1,438              1,643
Commitments and Contingencies                                            --                 --

Redeemable Convertible Preferred Stock - $1.00 par value,
  $20,000 redemption value, authorized 200 shares;  issued
  and outstanding September 30 - 200 shares                              --               19,061

  $1.00 par value, $13,000 redemption value, authorized
  130 shares; issued and outstanding June 30 - 130 shares              12,536               --

Shareholders' Equity:
  Redeemable Convertible Preferred Stock - $1.00 par value,
    $7,000 redemption value, authorized 70 shares; issued
    and outstanding June 30 - 70 shares                                 7,000               --
  Preferred stock - authorized 800 shares                                --                 --
  Common stock - $.01 par value, authorized 40,000 shares;
  issued and outstanding June 30 and September 30 -
  16,399 shares                                                           164                164
  Additional paid-in capital                                           23,661             23,661
  Retained deficit                                                    (19,921)           (20,237)
                                                                     --------           --------
  Total shareholders' equity                                           10,904              3,588
                                                                     --------           --------

Total Liabilities and Shareholders' Equity                           $ 48,728           $ 50,224
                                                                     --------           --------
                                                                     --------           --------



              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                 Three Months Ended            Nine Months Ended
                                                                       June 30                      June 30
                                                                 -------------------          -------------------
                                                                 1998           1997          1998           1997
                                                               -------       --------      ---------      ---------
Revenue [net of Medicare reserves of $66,
  $13,970, ($4,163), and $14,421 for the
  respective periods]                                          $22,904       $ 18,855      $  77,201      $  81,815
                                                               -------       --------      ---------      ---------
Operating Expenses:
  Direct costs of revenue  (primarily payroll
     related costs)                                             12,604         18,001         43,932         52,899
  General, administrative and selling expenses                   9,726         14,444         31,830         43,328
  Restructuring Charge                                             (61)         2,027           (398)         2,027
                                                               -------       --------      ---------      ---------
     Total operating expenses                                   22,269         34,472         75,364         98,254
                                                               -------       --------      ---------      ---------

Income (loss) from operations                                      635        (15,617)         1,837        (16,439)
                                                               -------       --------      ---------      ---------
Interest:
  Interest income                                                  321            183            811            586
  Interest expense                                                 (20)           (51)           (57)          (203)
                                                               -------       --------      ---------      ---------

     Net interest income                                           301            132            754            383
                                                               -------       --------      ---------      ---------

Income (loss) before income taxes                                  936        (15,485)         2,591        (16,056)
Income tax benefit                                                --           (1,716)          --           (1,780)
                                                               -------       --------      ---------      ---------

Net income (loss)                                              $   936       $(13,769)     $   2,591      $ (14,276)
                                                               -------       --------      ---------      ---------
                                                               -------       --------      ---------      ---------
Net income (loss) available to common
  shareholders                                                 $   287       $(14,443)     $     593      $ (16,297)
                                                               -------       --------      ---------      ---------
                                                               -------       --------      ---------      ---------

Basic and diluted earnings (loss) per share                    $   .02       $   (.89)     $     .04      $   (1.00)
                                                               -------       --------      ---------      ---------
                                                               -------       --------      ---------      ---------




              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (AMOUNTS IN THOUSANDS)



                                                                 1998           1997
                                                              --------        -------
Cash Flows From Operating Activities:
  Net income (loss)                                           $  2,591       $(14,276)
  Adjustments:
     Depreciation and amortization                               2,217          2,435
     Accounts receivable                                         1,387         19,655
     Prepaid expenses and other assets                           3,634         (2,941)
     Accounts payable                                           (1,696)        (2,089)
     Accounts payable - related party                            4,108         (7,992)
     Accrued liabilities                                        (3,475)            78
     Deferred revenue                                             (316)          (316)
     Deferred rent payable                                         (41)           (68)
     Deferred income tax                                           (84)         1,776
                                                              --------        -------

       Net cash provided (used) by operating activities          8,325         (3,738)
                                                              --------        -------
Cash Flows From Investing Activities:
  Business acquisitions                                            --             (47)
  Acquisition of property                                          (65)          (162)
  Repayments of advances to officers and employees                   7            351
                                                              --------        -------

       Net cash provided (used) by investing activities            (58)           142
                                                              --------        -------
Cash Flows From Financing Activities:
  Payment of long-term debt                                       (662)        (1,195)
  Preferred dividends paid                                      (1,800)        (1,800)
  Repurchase of common stock                                      --             (505)
                                                              --------        -------

       Net cash used by financing activities                    (2,462)        (3,500)
                                                              --------        -------
Cash and Cash Equivalents:
  Net increase (decrease)                                        5,805         (7,096)
  Beginning of period                                           13,853         18,617
                                                              --------        -------
       End of period                                          $ 19,658       $ 11,521
                                                              --------        -------
                                                              --------        -------



              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS
     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1998 and the results of operations for the three and nine months and cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's
Form 10-K.

2.   BASIC AND DILUTED EARNINGS PER SHARE
     Effective October 1, 1997 the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128). Earnings per share amounts presented for 1997 have been restated for the adoption of SFAS No.
128. The following table reflects the calculation of basic and diluted earnings per share for the three months and nine months ended June 30, 1998 and 1997.


                                                                 (in thousands, except per share amounts)
                                                               THREE MONTHS                   NINE MONTHS
                                                               ------------                   -----------
                                                           1998            1997           1998          1997
                                                         --------      ---------       --------      ---------
     EARNINGS PER SHARE:
     Net income (loss)                                   $    936      $ (13,769)      $  2,591     $ (14,276)
     Dividends on preferred stock                            (600)          (600)        (1,800)       (1,800)
     Preferred stock accretion                                (49)           (74)          (198)         (221)
                                                         --------      ---------       --------      ---------
     Income (loss) available to
       common shareholders                               $    287      $ (14,443)      $    593     $ (16,297)
                                                         --------      ---------       --------      ---------
                                                         --------      ---------       --------      ---------

     Weighted average shares outstanding                   16,399         16,311         16,399        16,349
                                                         --------      ---------       --------      ---------
                                                         --------      ---------       --------      ---------

     Income (loss) per share-basic and diluted           $    .02      $    (.89)      $    .04     $   (1.00)
                                                         --------      ---------       --------      ---------
                                                         --------      ---------       --------      ---------

     Options to purchase 1,070,666 shares of common stock were outstanding at June 30, 1998. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,283,291 shares of common stock were outstanding at June 30, 1997, and were not included in the computation of diluted earnings per share due to the loss in the period.

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

3.   RESTRUCTURING CHARGE
     During the third and fourth quarters of fiscal 1997, the Company recorded $2,027,000 and $449,000, respectively, in restructuring charges as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure. The charge includes $1,820,000 of costs associated with lease costs and related equipment write-offs associated with the closing of eight pharmacies, the consolidation of seven sites in multi-site markets, the relocation of eight other sites to more economical locations and $361,000 of severance costs related to administrative staff reductions.

     Total expenditures related to facilities consolidation were $566,000 during the nine months ended June 30, 1998. As of June 30, 1998, $843,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites, remain to be paid out and are included in other current liabilities. The restructuring plan is expected to be substantially complete by the end of fiscal 1998.

4.   COMMITMENTS AND CONTINGENCIES
     Approximately 56% and 55% of revenue for the nine months ended June 30, 1998 and 1997, respectively, was derived from services provided to Medicare beneficiaries. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering the services.
Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to attempt to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

* Applicable statutes and regulations, such as those contained in the Title XVIII of the Social Security Act, particularly Sec. 1861 (V) (1) (A) "Reasonable Cost" and 42 C.F.R. 413.9 "Cost Related to Patient Care", Health Care Financing Administration ("HCFA") Publication 11 "Health Insurance Manual", applicable sections of HCFA Publication 15-1 "Provider Reimbursement Manual" and intermediary letters and program memoranda issued by HCFA.
* Administrative decisions and rulings on related issues by the Department of Health and Human Services' Provider Reimbursement Review Board ("PRRB") and Administrative Law Judges.
*    Judicial decisions from Federal District Courts on relevant cases.
* Consultation with independent industry experts such as Medicare cost reimbursement consultants.
* Opinions of outside legal counsel who specialize in dealing with Medicare reimbursement issues.
*    Historical knowledge gained internally from past Medicare audits.
     Meetings and other communication with Medicare Intermediaries, the Blue Cross Association and HCFA.

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

The Company had NPRs challenging $6.6 million as of June 30, 1998. There is an additional $2.1 million of costs at June 30, 1998 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. The Company has settled with HCFA to recover $4.6 million (see below) of the $6.6 million withheld through June 30, 1998. Together these amounts ($6.6 million plus $2.1 million minus $4.6 million) comprise a total of $4.1 million that the Company considers to be disputed costs. The cost categories in dispute are the cost of physical therapists employed by the Company and certain other branch and corporate expenses. The settlements were primarily related to certain personnel costs relating to the Company's community liaison position and pharmacy expenses. As a result of such settlements, the amount in dispute with respect to NPRs received and anticipated has been reduced by $15.1 million and the Medicare reserve has been reduced by $13.4 million.

     In June 1998, the Company received a favorable ruling from the U.S. District Court in the case involving physical therapist costs. The Court ruled that the Secretary's application of contractor physical therapist salary equivalency guidelines to the Company's employee physical therapists is contrary to law. The Court's decision is a result of the Company's appeal to an October 1997 decision of the Secretary when, for the second time, she ruled that the contractor salary equivalency guidelines were applicable to the Company's employee physical therapists. The Secretary has 60 days from the date of the decision to appeal.

     As of June 30, 1998, the Company, based on its analysis process, believes that recovery of $2,958,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of June 30, 1998. Total accounts receivable (net of reserves) due from Medicare at June 30, 1998 were $7,757,000, including the receivables (net of reserves) for disputed costs of $1,117,000. As of June 30, 1998, the Company had received $10,897,000 in payments from Medicare for which Medicare may seek repayment and accordingly, such a potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $1,117,000 as of June 30, 1998 have been classified as a non-current asset.

5.   INCOME TAXES
At September 30, 1997, the Company had federal operating loss carryforwards of $11,000,000 which will expire in 2012. Management believes it is more likely than not that certain of these net operating loss carryforwards and other temporary differences may expire unused and, accordingly, has established a valuation allowance against them. During the nine months ended June 30, 1998, income tax expense of $1,100,000 was offset by utilizing a portion of the net operating loss carryforwards.

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

RESULTS OF OPERATIONS

     Revenue for the three and nine months ended June 30, 1998 increased 21% and decreased 6%, respectively, over the same periods in the prior year. Revenue for the prior year periods included increases to Medicare reserves totaling $13,970,000. Excluding these reserve increases, revenue for the three and nine month periods decreased $9,921,000 (30%) and $18,584,000 (19%), respectively. This decrease in revenue resulted principally from a cost reduction program management implemented in fiscal 1997 and lower Medicare payments under the new per-beneficiary cost limits which were announced April 1, 1998 but made effective retroactive to October 1, 1997. Visit Division revenue decreased 4% while Extended Hours, Infusion and Hospice Division revenue decreased 8% from the prior year.

     The Balanced Budget Act of 1997 calls for the implementation on October 1, 1999, of a new Prospective Payment System (PPS) for Medicare payments for home health services. Until PPS is implemented, the Balanced Budget Act established an Interim Payment System (IPS), effective October 1, 1997, that reimburses home health agencies the lesser of: (1) actual, reasonable costs, (2) per-visit cost limits, or (3) newly implemented per-beneficiary cost limits. The IPS program was announced April 1, 1998, but given effect retroactively to October 1, 1997. The new per-beneficiary cost limits, together with the per-visit cost limits to which the Company is accustomed, have caused a $5.5 million reduction in the Company's year-to-date revenue. The Company initiated a series of cost reduction programs, care delivery process improvements, and revenue growth actions in response to IPS. The full impact of the initiatives has not yet been realized, but the Company made significant progress during the three months ended June 30, 1998, with a revenue reduction of $1.0 million compared to $4.5 million for the six months ended March 31, 1998.

     Direct costs decreased $5,397,000  (30%) and  $8,967,000 (17%) for the three and nine month periods ended June 30, 1998, respectively, compared to the prior year periods. These reductions were principally the result of the Company's cost reduction program. Direct costs, as a percent of revenue, were 55% and 57% for the three and nine months ended June 30, 1998 versus 95% and 65% for the same periods of the previous year. This decrease was primarily due to the Medicare revenue reserve recorded last year.

     General, administrative and selling expenses for the three months and nine months ended June 30, 1998 decreased $4,718,000 (33%) and $11,498,000 (27%), respectively, compared to the same periods of the previous year. These reductions were principally the result of the Company's cost reduction program. General, administrative and selling expenses for the three and nine months ended June 30, 1998 as a percent of revenues were 42% and 41%, versus 77% and 53% for the same periods of the previous year. This decrease was attributable to the decrease in costs associated with the Company's restructuring plan and the Medicare revenue reserve recorded last year.

          Net interest income for the three and nine months ended June 30, 1998 was $301,000 and $754,000 versus $132,000 and $383,000 for the same periods of the previous year. The increases in net interest income was principally attributable to higher average cash balances resulting from improved cash flow from operations and reductions in interest expense due to reduction of long-term debt.

Net income for the three and nine months ended June 30, 1998 was $936,000 and $2,591,000 compared to net loss of $13,769,000 and $14,276,000 for the same periods of the previous year. The net income improvement is primarily due to the $13,970,000 Medicare revenue reserve and the $2,027,000 restructuring charge recorded in the previous year. Net income available to common shareholders was $287,000 and $593,000 for the three and nine months ended June 30, 1998, compared to a loss of $14,443,000 and $16,297,000 for the same periods of the previous year. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend payable to ManorCare Health Services, Inc. for its $20 million preferred stock investment in In Home Health. Basic and diluted earnings per share were $.02 and $.04 compared to a loss of $.89 and $1.00 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $5,805,000 to $19,658,000 at June 30, 1998 from $13,853,000 at September 30, 1997. Net cash provided from operating activities for the nine months ended June 30, 1998 was $8,325,000. The increase in operating cash provided by operating activities includes $3.9 million of income tax refunds received relating to fiscal 1997 net operating loss carrybacks.

     Approximately 56% and 55% of revenue for the nine months ended June 30, 1998 and 1997, respectively, was derived from services provided to Medicare beneficiaries. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering the services.
Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company utilizes an extensive system of internal controls to attempt to ensure such proper reporting of revenues. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the disputed costs (as described in more detail below) along with several authoritative, legal and historical sources of information including:

* Applicable statutes and regulations, such as those contained in the Title XVIII of the Social Security Act, particularly Sec. 1861 (V) (1) (A) "Reasonable Cost" and 42 C.F.R. 413.9 "Cost Related to Patient Care", Health Care Financing Administration ("HCFA") Publication 11 "Health Insurance

     Manual", applicable sections of HCFA Publication 15-1 "Provider Reimbursement Manual" and intermediary letters and program memoranda issued by HCFA.
* Administrative decisions and rulings on related issues by the Department of Health and Human Services' Provider Reimbursement Review Board ("PRRB") and Administrative Law Judges.
*    Judicial decisions from Federal District Courts on relevant cases.
* Consultation with independent industry experts such as Medicare cost reimbursement consultants.
* Opinions of outside legal counsel who specialize in dealing with Medicare reimbursement issues.
*    Historical knowledge gained internally from past Medicare audits.
* Meetings and other communication with Medicare Intermediaries, the Blue Cross Association and HCFA.

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

The Company had NPRs challenging $6.6 million as of June 30, 1998. There is an additional $2.1 million of costs at June 30, 1998 related to open cost reporting years that are similar to the costs that have been challenged on NPRs. The Company has settled with HCFA to recover $4.6 million (see below) of the $6.6 million withheld through June 30, 1998. Together these amounts ($6.6 million plus $2.1 million minus $4.6 million) comprise a total of $4.1 million that the Company considers to be disputed costs. The cost categories in dispute are the cost of physical therapists employed by the Company and certain other branch and corporate expenses. The settlements were primarily related to certain personnel costs relating to the Company's community liaison position and pharmacy expenses. As a result of such settlements, the amount in dispute with respect to NPRs received and anticipated has been reduced by $15.1 million and the Medicare reserve has been reduced by $13.4 million.

     In June 1998, the Company received a favorable ruling from the U.S. District Court in the case involving physical therapist costs. The Court ruled that the Secretary's application of contractor physical therapist salary equivalency guidelines to the Company's employee physical therapists is contrary to law. The Court's decision is a result of the Company's appeal to an October 1997 decision of the Secretary when, for the second time, she ruled that the contractor salary equivalency guidelines were applicable to the Company's employee physical therapists. The Secretary has 60 days from the date of the decision to appeal.

     As of June 30, 1998, the Company, based on its analysis process, believes that recovery of $2,958,000 of total disputed costs (including the extrapolated impact) may not be probable and, accordingly, has established reserves which totaled that amount as of June 30, 1998. Total accounts receivable (net of reserves) due from Medicare at June 30, 1998 were $7,757,000, including the receivables (net of reserves) for disputed costs of $1,117,000. As of June 30, 1998, the Company had received $10,897,000 in payments from Medicare for which Medicare may seek repayment and accordingly, such a potential liability for repayments is recorded as Accrued Liabilities - Third Party. The Company believes it is probable that it has not incurred any other liability to repay disputed costs. In view of the expectation that resolution of the disputed costs will not likely be accomplished within the next twelve months, related net receivables of $1,117,000 as of June 30, 1998 have been classified as a non-current asset.

     The Company has letter of credit facilities from a commercial bank totaling $2,583,390. These credit facilities are collateralized by secured investments and will expire on December 15, 1998.

     Management believes cash provided by operations and existing cash balances are sufficient to meet the Company's financial requirements for the foreseeable future.

FORWARD LOOKING INFORMATION

     Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependent upon government regulation, third party reimbursement, competition and factors affecting the health care industry in general. The Company's future results of operations and financial condition will be affected by factors such as (i) proposed changes to the Medicare reimbursement system from a retrospective cost-based system to a prospective payment system, (ii) settlements which may be reached with the Department of Health and Human Services regarding cost reports, and (iii) its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. As a result of these developments, the Company is not able to conclude that it is more likely than not that it will be able to generate future earnings which will allow it to utilize its NOLs and, accordingly, has established a valuation allowance against the NOLs. Please refer to our Form 10-K for the fiscal year ended September 30, 1997 for a more thorough discussion of forward looking information.

PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS - None.

ITEM 2 - CHANGE IN SECURITIES - On April 13, 1998, the Company entered into a Preferred Stock Modification Agreement with ManorCare Health Services, Inc. ("ManorCare") the holder of all 200,000 outstanding shares of the Company's Series A Preferred Stock. Under the Agreement, ManorCare agreed, with respect to 70,000 shares (the "Modified Shares") of the Series A Preferred Stock, to waive the right to give notice on or after October 24, 2000 requiring the Company to redeem the Modified Shares. ManorCare also agreed that any transferee of the Modified Shares would be required to agree to the same limitation.

          The effect of the Agreement is to permit the Company to present the Modified Shares in the Shareholders' Equity portion of its balance sheet, while the remainder of the Preferred Stock continues to be presented as a "mezzanine item" between the Liabilities and Shareholders' Equity sections of the balance sheet.

          The reason for the Agreement was to allow the Company to meet the requirements for continued listing of its common stock on the NASDAQ National Market. The Company also provided an undertaking to the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company will not voluntarily redeem any of its Preferred Stock if the redemption would cause the Company's net tangible assets, as defined by NASDAQ, to be less than $5,000,000, unless NASDAQ otherwise consents. Based on the Agreement and the undertaking described above, the Company believes that its common stock will continue to be listed for trading on the NASDAQ National Market.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5 -  OTHER INFORMATION - None.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -
          Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K - A report on Form 8-K was filed April 14, 1998 containing disclosure pursuant to Item 5 of Form 8-K. See ITEM 2 above.

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


                                                            In Home Health, Inc.
                                                -------------------------------
                                                                      Registrant




Date: July 22, 1998                                        /s/Wolfgang von Maack
                                                -------------------------------
                                                              Wolfgang von Maack
                                                       Chief Executive Officer



Date: July 22, 1998                                   /s/Robert J. Hoffman, Jr.
                                                -------------------------------
                                                       Robert J. Hoffman, Jr.
                                             Acting Chief Financial Officer