Form 10-K405
period 1998-09-30
IN HOME HEALTH INC /MN/
filed 1998-12-18
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K


                                   X ANNUAL REPORT
                                  ---
                       PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

                     COMMON STOCK, PAR VALUE $ .03 PER SHARE (1)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes  x    No
                          ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    x
             ---
Based on the closing sale price of $1.5625 on the NASDAQ National Market System, as of December 3, 1998 the aggregate market value of the registrant's common stock held by nonaffiliates was $5,026,458.

As of December 3, 1998 the number of shares outstanding of the registrant's common stock, $.03 par value was 5,502,736 shares.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held February 24, 1999, (the "1999 Proxy Statement"), a definitive copy of which will be filed within 120 days of the close of the past fiscal year, is incorporated by reference into Part III of this Form 10-K.

(1) On November 17, 1998, the Company's Board of Directors approved a one-for-three reverse stock split effective December 1, 1998. Par value has been restated to reflect the split.

                                  TABLE OF CONTENTS



                                                                      Page(s)

PART I    Item 1.   Business. . . . . . . . . . . . . . . . . . . . . 3-9
          Item 2.   Properties. . . . . . . . . . . . . . . . . . . . 9
          Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . 9-10
          Item 4.   Submission of Matters to a Vote of Security
                    Holders . . . . . . . . . . . . . . . . . . . . . 10


PART II   Item 5.   Market for Registrant's Common Equity and Related
                    Stockholders Matters. . . . . . . . . . . . . . . 11
          Item 6.   Selected Financial Data . . . . . . . . . . . . . 11
          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . 12-17
          Item 8.   Financial Statements and Supplementary Data . . . 18-34
          Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure. . . . . . 18


PART III  Item 10.  Directors and Executive Officers. . . . . . . . . 35
          Item 11.  Executive Compensation. . . . . . . . . . . . . . 35
          Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management. . . . . . . . . . . . . . . . . . 35
          Item 13.  Certain Relationships and Related Transactions. . 35


PART IV   Item 14.  Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K . . . . . . . . . . . . . . . 35-36


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .37

                                     PART I

ITEM 1.        BUSINESS

               In Home Health, Inc. (the "Company") specializes in providing comprehensive health care services to clients of all ages in their homes.
The Company's services include nursing, infusion therapy, hospice, rehabilitation, personal care and homemaking. The Company currently provides services from 38 offices and two pharmacies in 19 geographic markets located in 14 states under the trade names "In Home Health" or "Home Health Plus".

               The Company was incorporated in Minnesota in 1983 and is the successor to the business of a non-profit corporation which provided home health services in Minneapolis-St. Paul beginning in 1977. In October 1995, the Company consummated transactions with ManorCare Health Services, a wholly owned subsidiary of Manor Care, Inc., whereby ManorCare Health Services acquired 64% of the voting power of the Company's voting capital stock and the Company received net cash proceeds of approximately $18 million. In September 1998, Manor Care, Inc. was merged with a wholly owned subsidiary of Health Care and Retirement Corporation ("HCR"). Concurrently, HCR changed its name to HCR Manor Care, Inc. The Company expects that the merger involving HCR will not affect the lines of business in which the Company currently engages.

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

               In fiscal 1998, approximately 43% of the Company's revenue was derived from paraprofessional services provided by home health aides and homemaker/companions, 28% was derived from medical/surgical nursing, 13% from hospice services, 11% was attributable to rehabilitation services, 3% from infusion pharmacy products, and 2% from medical supplies.

               The Company receives payment for its services from various sources. The following summarizes the Company's revenue by payer source:

                                                                      SEPTEMBER 30
                                                                 ----------------------
                                                                 1998     1997     1996
                                                                 ----     ----     ----
               Medicare, cost reimbursement (1)                   55%      56%      70%
               Insurance and county governments                   17%      19%      14%
               Private payers                                     16%      16%      14%
               Medicare hospice benefit, per diem based           12%       9%       2%
                                                                 ----     ----     ----
                                                                 100%     100%     100%

               (1) Fiscal 1997 revenue was impacted by a $17,101,000 increase to Medicare reserves. See Note 5 to the financial statements.

               As a result of the recently enacted Medicare Interim Payment System, the Company has increased its focus on higher margin non-Medicare payer sources in an effort to reduce reliance on Medicare.

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

               Occupational Therapists train clients to regain independence in activities of daily living, such as feeding, dressing, hygiene, and social activities.

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

               OPERATING DIVISIONS

               The Company has 38 office locations consisting of 28 branches and 10 satellites. Each of the Company's branches has two divisions, a Visit Division and an Extended Hours Division. In addition, 24 branches have a Hospice Division. The Visit Division provides clients with short-term care, usually up to two hours per visit. The Extended Hours Division provides clients with care up to 24 hours per day. Hospice provides palliative care through an interdisciplinary team to terminally ill clients and their families. Hospice services are available to patients at home, in skilled nursing and assisted living facilities and in the hospital. The Visit Division charges by the visit, the Extended Hours Division charges by the hour and the Hospice Division charges by the day.

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

               The Company also provides pharmaceutical drugs, fluids and supplies through its infusion pharmacies. The Company operates two infusion pharmacies which operate with one or more full time pharmacists who collaborate with the client's physician, nurse and other health care providers.

               The Company's pharmacists prepare and dispense drug and nutritional therapies by physician order and monitor the client's response to treatment. The pharmacist is available to the client's physician and the Company's nurses 24 hours a day, 7 days a week, to answer questions regarding drug actions and interactions, dosage requirements and interpretation of laboratory data. The pharmacist and nurse may jointly visit clients in their home to evaluate their response to treatment. The pharmacist is responsible for complying with State and Federal regulations regarding the operation of an infusion pharmacy. Pharmacy quality assurance procedures are followed to ensure all therapies are appropriate and that Company standards are being followed.

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

               MARKETING

               Home health providers are usually referred to potential clients by other health care professionals. The Company seeks to build strong relationships with these professionals. The Company has identified many potential referral sources for home health services. These referral sources include physicians, hospitals, nursing homes, managed care organizations, community organizations, and other home care agencies. Word of mouth is also responsible for a significant number of home care referrals.
One of the Company's goals is to broaden the referral base among managed care organizations, hospitals, nursing homes, physicians and health insurance payers by establishing and maintaining strong working relationships with them.

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

               Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and in the future will propose and adopt legislation effecting fundamental changes in the health care delivery system. Legislative debate regarding changes to the health care delivery system and payment systems is expected to continue in the future. The Balanced Budget Act of 1997 (the "Budget Act") contains numerous changes in reimbursement to health care providers and has significantly impacted the health care industry. Additionally, the level of net revenues and profitability of the Company, like those of other health care providers, will be affected by the continuing efforts of other payers to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services, negotiating reduced contract pricing and setting capitation arrangements.

               Prior to October 1, 1997, Medicare reimbursed participating Medicare-certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits which vary according to geographic regions of the country. In August 1997, President Clinton signed into law the Budget Act with plans to reduce the growth in Medicare expenditures to health care providers. The Budget Act contains provisions which impact a number of types of health care providers. In October 1998, President Clinton signed into law the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") which includes a number of policy changes affecting health care providers. Provisions of these Acts which apply to home health providers are discussed below.

               Effective October 1, 1997, the Budget Act requires HCFA to implement a prospective payment system ("PPS") for home health agencies by October 1, 1999. Until prospective payment takes effect, the Budget Act sets up an interim payment system ("IPS") that provides for lowering reimbursement limits for home health visits. Under the Budget Act, home health agencies will be reimbursed the lesser of (i) actual, reasonable costs, (ii) per-visit cost limits based on 105% of median costs of freestanding home health agencies, or (iii) agency-specific per-beneficiary cost limits, based on 98% of 1994 costs, adjusted for inflation. In addition, the Budget Act provides that if the Secretary of the Department of Health and Human Services ("HHS") fails to implement a PPS by October 1, 1999, the cost limits and per-beneficiary limits will be reduced an additional 15% on that date. The IPS program rates were announced April 1, 1998, but given effect retroactively to October 1, 1997. As a result of the new per-beneficiary cost limits, together with the per-visit limits, the Company recorded a $4.5 million reduction to the Company's fiscal 1998 revenue. This adjustment reflects the Company's estimate of the impact of IPS on revenue and is subject to audit and review by Medicare. (See Note 5 to the financial statements.)

               Effective October 1, 1998, the Appropriations Act includes revisions to the Medicare IPS for home health agencies. The Appropriations Act acknowledges HHS's inability to meet the October 1, 1999 PPS deadline by delaying the statutory implementation date of PPS until October 1, 2000. The Appropriations Act also delays until October 1, 2000 the provision that mandated a 15% cut to limits if PPS implementation is delayed. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services. The Appropriations Act also responds to widespread concerns about inadequate payments to home health agencies under IPS by modifying per-beneficiary limits. Specifically, for providers with a 12-month cost reporting period ending in fiscal 1994, each home health agency below the national median per-beneficiary limit will have its limit increased by one-third of the difference between its limit and the national median. Payments to agencies without a 12-month cost reporting period ending in fiscal 1994, but for which the first cost reporting period begins before fiscal 1999, will be increased by two percent. In addition, the Appropriations Act increases the per-visit limit from 105% to 106% of the national median cost.

               INSURANCE

               General and professional liability insurance is maintained by the Company which includes coverage up to $200,000,000 per location. There can be no assurance that the Company will not be subject to claims in excess of its insurance coverage or that such insurance will continue to be available.

               SERVICE MARKS AND TRADEMARKS

               The Company operates under the names "In Home Health" and "Home Health Plus", which are registered service marks. The Company believes that because its business is derived principally from referrals by other health care providers, it is not materially dependent on any trademarks or service marks.

               EMPLOYEES

               On September 30, 1998, the Company employed 655 persons on a full-time basis and approximately 1,400 persons on a part-time basis. Substantially all of the part-time employees were in direct health care. None of the Company's employees are represented by unions.

               RECENTLY ISSUED ACCOUNTING STANDARDS

               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for the Company in fiscal 1999. In fiscal 1999, the Company will disclose information relating to three segments: Extended Hours Division, Visit Division, and Hospice Division.

               EXECUTIVE OFFICERS OF THE REGISTRANT

               The executive officers and members of the Board of Directors of the Company are as follows:

               NAME                                    AGE       POSITION(S) HELD
               Wolfgang von Maack (1) (2)              58        Director and Chairman, President and Chief Executive
                                                                 Officer

               C. Michael Ford (3)                     60        Director

               Robert J. Hoffman, Jr. (4)              43        Corporate Secretary and Acting Chief Financial Officer

               James J. Lynn, Ed.D. (1)                56        Director

               Judith Lloyd Storfjell, Ph. D. (3)      55        Director

               Marvin Wilensky (3)                     70        Director


               (1)  Member of the Nominating Committee.
               (2) Mr. von Maack was elected to the Board of Directors effective June 6, 1997 and elected Chairman of the Board effective November 17, 1998.
               (3) Messrs. Wilensky and Ford and Dr. Storfjell were appointed as members of the Board of Directors effective November 17, 1998, filling the vacancies resulting from the resignations of Messrs. Buckley, Rempe and Tomasso.
               (4) Mr. Hoffman was appointed Secretary and Acting Chief Financial Officer effective June 22, 1998.

               Mr. von Maack has served as President and Chief Executive Officer of the Company since May 1997 and Chairman of the Board since November 1998. He has also been Senior Vice President, Healthcare Services of ManorCare Health Services, Inc. since June 1990 and was Vice President, Operations of ManorCare Health Services, Inc. from March 1988 to June 1990.

               Mr. Ford has been the owner and Chairman of the Board of Montpelier Corporation since October 1997. He had served as Vice President, Development of Columbia/HCA Healthcare Corporation from September 1994 to September 1997. He was Vice President of Marketing for Meditrust from October 1993 to September 1994. He was employed by Charter Medical

Corporation from June 1976 to 1988 in a variety of positions, including Secretary and Treasurer and Executive Vice President of Finance, Chief Financial Officer and member of the Board of Directors.

               Mr. Hoffman has served as Corporate Secretary and Acting Chief Financial Officer since June 1998. He has been employed by HCR Manor Care Inc., from 1982 through 1998 in a variety of positions including Director of Internal Audit, Controller of Rehab Services Division, Director of Financial Analysis, and Director of SEC Compliance/Lodging Accounting. He previously served as Assistant Controller for Makro Self Service Corporation from 1981 to 1982.

               Mr. Lynn has been a director of the Company since 1987 and has served as Director of Management Development of the Company from October 1995 to October 1998. He had served as Vice President - Marketing and Human Resources of the Company on a nominal basis from 1986 to 1990. Since 1981 Mr. Lynn has been a principal of Lynn & Associates, a management consulting company of which Mr. Lynn is the founder and President.

               Dr. Storfjell has served as President of Storfjell Associates since 1986 and Assistant Professor, Department of Public Health Nursing, College of Nursing Graduate Faculty, University of Illinois at Chicago since 1988. She was a Lecturer, School of Nursing at the University of Michigan from 1987 to 1988. She was President and founder of Health Care at Home Management Corporation from 1979 to 1986. She previously served as a Public Health Nursing Supervisor for Berrien County, Benton Harbor, Michigan from 1974 to 1978, as a Teacher for Beirut Overseas School, Beirut, Lebanon, and a variety of other nursing positions from 1966 to 1970.

               Mr. Wilensky has served as Chairman of WILMAC, Inc., since 1991. He had served at Hillhaven Corporation from 1990 to 1997 in a variety of positions, including President and Chief Operating Officer, Executive Vice President of Operations, Convalescent Division, Senior Vice President of Operations, Convalescent Division, Vice President of Operations, Convalescent Division, and Vice President of Operations, East Coast Operations. He was a member of the Board of Directors for Vitalink from 1992 to 1997. He served as Director for First Healthcare Corporation from 1970 to 1977, as Developer and Owner of Birchwood Terrace Healthcare from 1963 to 1969, as a Consultant for Porter Hospital from 1968 to 1969, and Consultant, Metropolitan Life Insurance Company from 1958 to 1963.

ITEM 2.        PROPERTIES

               The Company's executive offices are located in Minnetonka, Minnesota, a suburb of Minneapolis, in approximately 20,900 square feet of leased space.

               The Company's 38 office locations each lease approximately 1,000 to 8,000 square feet of office space in their respective locations. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3.        LEGAL PROCEEDINGS

               The Company has several pending cases which challenge the disallowance of reimbursement by the fiscal intermediaries of the U.S. Department of Health and Human Services ("HHS") for various categories of costs incurred by the Company in providing services to Medicare beneficiaries. These cases are pending before HHS's Provider Reimbursement Review Board ("PRRB"), an administrative tribunal, before the United States District Court for the District of Minnesota ("District Court") or before the United States Court of Appeals for the Eighth Circuit ("Court of Appeals"). Each case involves specific Company branch offices for specific fiscal years, but has precedential value for the same type of costs for other branch office fiscal years. Following a PRRB ruling, either the Company or the fiscal intermediary may request that HHS review the PRRB decision. If HHS declines review, the PRRB's decision is viewed as the final agency decision. If HHS reviews the PRRB decision, the HHS decision based on that review is the final agency decision. The Company may then seek judicial review in United States District Court. The pending cases are summarized below:

               1. In May 1996, the Company filed a case in the District Court challenging the application of certain HHS Salary Equivalency Guidelines to its employee physical therapists. The Company maintains, among other things, that the Guidelines are only applicable to physical therapists who are independent contractors. The reimbursement impact (i.e., ignoring other challenged disallowances, the amount by which the Company's Medicare reimbursement is reduced) of the disallowances in dispute, representing costs incurred in the fiscal year ended September 30, 1992, is approximately $207,000. Similar disallowances have also been made in fiscal years ended September 30, 1991, 1993 and 1994, amounting to $214,000, $280,000 and $276,000, respectively. The final determination of this case will likely have a precedential impact on other such disallowances. In February

1996 the PRRB ruled in favor of the Company, but in April 1996, HHS reversed that decision. In March 1997 the District Court set HHS's decision aside as providing an insufficient explanation. In October 1997, HHS issued a new decision purporting to clarify its previous decision. The Company appealed this decision to the District Court, where in June 1998, the Court again set aside HHS's decision. In August 1998, HHS appealed the District Court decision to the Court of Appeals. The Company expects a decision sometime in 1999.

               2. In July 1998, the Company filed a case in the District Court claiming that the Salary Equivalency Guidelines which HHS applies to outside contractor physical therapists were unlawfully low. The reimbursement impact of the disallowances in dispute, representing costs incurred in the fiscal years ended September 30, 1992 and 1993, is approximately $118,000. Similar disallowances have also been made in subsequent fiscal years, in which the reimbursement impact is approximately $135,000. In May 1998, the PRRB's ruling affirmed the fiscal intermediaries' adjustments. The Company expects a decision from the District Court sometime in 1999.

               3. In August 1997, the Company filed a case in District Court challenging disallowances of certain so-called "stock maintenance costs," e.g. the costs of annual reports, 10-Ks, 10-Qs, news releases, annual meetings, mailing of proxies, stock transfer agent fees, accounting and legal fees for SEC related services. In May 1997 the PRRB ruled in favor of the Company, but in July 1997 HHS reversed that decision. In June 1998, the Court affirmed the decision of HHS. This case involved the fiscal years ended September 30, 1989 through 1997 and amounted to approximately $800,000 in reimbursement. The Company did not appeal the decision of the District Court.

               The Company settled several cases with fiscal intermediaries during the fiscal year ended September 30, 1998. The cases challenged the disallowance of reimbursement by the fiscal intermediaries of the U.S. Department of Health and Human Services for various categories of costs incurred by the Company in providing services to Medicare beneficiaries. These settlements are summarized below:

               1. In January 1998, the Company reached a Stipulation of Settlement regarding disallowances of costs related to the Company's Home Care Coordinator/Community Liaisons ("HCCs") and related supervisory personnel. The disputes concerned whether the HCCs in certain of the Company's offices sufficiently documented their activities such that allegedly non-reimbursable activities could be distinguished from reimbursable activities. The disputes concerned costs incurred from July 1, 1988 through September 30, 1994 and amount to approximately $10.1 million of reimbursement.

               2. During fiscal 1998, the Company reached agreements with its fiscal intermediaries regarding disallowances of certain pharmacist costs. The disputes concerned costs incurred from October 1, 1990 through September 30, 1997 and amount to approximately $6.8 million of reimbursement.


               As a result of the agreements discussed in (1) and (2) above, the Company reduced its Medicare reserves by approximately $4.6 million.

               The Company is also a party to various other claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                       PART II

ITEM 5.        MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS
               MATTERS

               The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the NASDAQ National Market System under the symbol "IHHI". As of December 3, 1998, there were approximately 1,152 record holders of the common stock.

               The closing sale prices for the common stock as reported by NASDAQ for each quarter of the two most recent fiscal years were:

                                 Year Ended September 30 (Restated for reverse stock split)
                                 ----------------------------------------------------------
                                              1998                 1997
                                        -----------------   -----------------
                                         High       Low      High       Low
                                         ----       ---      ----       ----
               First Quarter            $ 5.625   $ 2.532   $ 6.563   $ 5.063
               Second Quarter           $ 4.500   $ 2.625   $ 6.375   $ 4.875
               Third Quarter            $ 4.125   $ 2.814   $ 5.250   $ 3.188
               Fourth Quarter           $ 3.375   $ 1.500   $ 5.813   $ 3.750

These prices do not include retail markups, markdowns or commissions and may not represent actual transactions. On November 17, 1998, the Company's Board of Directors approved a one-for-three reverse stock split effective December 1, 1998. The above numbers have been restated to reflect the split. (See
Note 11 to the financial statements.)

ITEM 6.        SELECTED FINANCIAL DATA
               (Dollars in Thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA

                                                              Year Ended September 30
                                         -------------------------------------------------------------
                                             1998         1997         1996         1995         1994
Revenue                                  $  97,008    $ 110,139     $125,086     $129,816     $120,485
Income (loss) from operations            $   2,449    $ (22,467)    $ (1,814)    $  3,774     $  1,353
Income (loss) before income taxes        $   3,450    $ (21,937)    $ (1,165)    $  3,007     $    684
Net income (loss)                        $   3,450    $ (20,157)    $   (982)    $  1,621     $    247
Net income (loss) available to
  common shareholders                    $     803    $ (22,852)    $ (3,501)    $  1,621     $    247
Basic and diluted earnings (loss)
  per share (1)                          $     .15    $   (4.19)    $   (.64)    $    .30     $    .05

(1) Numbers reflect the one-for-three reverse stock split effective December 1, 1998. (See Note 11 to the financial statements.)

BALANCE SHEET DATA

                                                                    September 30
                                           -----------------------------------------------------------
                                              1998         1997         1996         1995         1994
Current assets                             $37,299     $ 34,004     $ 44,053     $ 21,394     $ 23,926
Current liabilities                         23,076       25,008       33,170       21,289       20,707
Total assets                                48,360       50,224       82,683       57,559       56,726
Long-term debt                                  44          278        1,080        2,443        3,304
Redeemable convertible preferred stock      12,584       19,061       18,766           -            -
Shareholders' equity                        11,129        3,588       26,758       30,509       28,482

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS

               The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.

                                    Percent of Revenues           Percent Change
---------------------------------------------------------------------------------
                                                                  1997      1996
                                    1998      1997      1996    to 1998   to 1997
                                    ----      ----      ----    -------   -------
---------------------------------------------------------------------------------
Revenue                              100 %     100 %     100 %     (12)%     (12)%
Direct Costs                          56        64        54       (24)%       5 %
                                     ---       ---       ---
Gross Profit                          44        36        46         9 %     (32)%
General, Administrative and
    Selling Expenses                  42        54        47       (31)%       0 %
Restructuring Charge (Credit)         (1)        2         -         -         -
                                     ---       ---       ---
Income (Loss) From Operations          3 %     (20)%      (1)%       -     1,139 %
                                     ---       ---       ---
---------------------------------------------------------------------------------

               Together, the Balanced Budget Act of 1997 (the "Budget Act") and the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") require HCFA to implement a prospective payment system ("PPS") for home health agencies by October 1, 2000. Until PPS is implemented, the Budget Act established an Interim Payment System ("IPS"), effective October 1, 1997, that reimburses home health agencies the lesser of: (1) actual, reasonable costs, (2) per-visit cost limits, or (3) newly implemented per-beneficiary cost limits. The IPS program rates were announced April 1, 1998, but given effect retroactively to October 1, 1997. As a result of the new per-beneficiary cost limits, together with the established per-visit cost limits, the Company recorded a $4.5 million reduction in revenue in fiscal 1998. In response to the implementation of IPS, the Company initiated a series of cost reduction programs, care delivery process improvements, and revenue growth actions. Additionally, the Company successfully resolved several reimbursement disputes with HCFA, resulting in a $4.6 million increase in revenue. See "Forward Looking Information" below for a discussion of the possible impact of these regulatory matters on expected results.

               Revenue for fiscal 1998 decreased 12%, principally due to reductions of Medicare patient visits and corporate costs that were implemented to minimize the impact of new per beneficiary limits and tightened per visit limits imposed by the Medicare Interim Payment System. Revenue for 1997 decreased 12% principally as a result of increases in Medicare reserves, which are reported as a deduction from revenue. Medicare reserves of $17,101,000 were recorded in fiscal 1997, principally relating to various decisions received from the Medicare fiscal intermediary, the Provider Reimbursement Review Board and the U.S. District Court. See Note 5 of the financial statements for further discussion of the Medicare cost reimbursement disputes.

               The breakdown by division of the Company's total revenue is as follows:

---------------------------------------------------------------------------------
                                      Year Ended September 30
                                     1998      1997      1996
                                     ----      ----      ----
---------------------------------------------------------------------------------
Extended Hours Division               27%       27%       21%

Visit Division                        57%       59%       72%

Infusion Pharmacy                      3%        5%        4%

Hospice Division                      13%        9%        3%
---------------------------------------------------------------------------------

               Extended Hours Division revenue decreased 11% and increased 12% in fiscal 1998 and fiscal 1997, respectively. The decrease in fiscal 1998 revenue resulted principally from a reduction in the volume of new low margin cases accepted and a lack of staffing for certain service offerings in several markets. The increase in fiscal 1997 was due to the Company's focus on increasing non-Medicare business lines. Hospice revenue increased 19% and 235% in fiscal 1998 and fiscal 1997, respectively, as a result of increased overall patient census. Visit Division revenue declined 14% in fiscal 1998, primarily due to a 30% decrease in patient visits and corporate cost reductions implemented in an effort to minimize the impact of IPS. Visit Division revenue declined 28% in fiscal 1997, principally as a result of the increase in Medicare reserves of $17,101,000 and a 9% decrease in patient visits. Infusion Pharmacy revenue decreased 55% in fiscal 1998 primarily due to a reduction of infusion product offerings in a number of markets and the closure of eight pharmacies as part of the Company's restructuring plan during fiscal 1997. In comparison, Infusion Pharmacy revenue increased 4% in fiscal 1997.

               Direct costs, as a percent of revenue, were 56%, 64% and 54% in fiscal years 1998, 1997 and 1996, respectively. The change in fiscal 1997 resulted principally from increases to Medicare reserves that are recorded as reductions in revenue. Direct costs, as a percent of revenue before Medicare reserves, were 58%, 55% and 53% in fiscal years 1998, 1997 and 1996, respectively.

               General, administrative and selling expenses as a percent of revenue decreased to 42% in fiscal 1998 compared to 54% in fiscal 1997 and 47% in fiscal 1996. The increase in general, administrative and selling expenses as a percent of revenue in fiscal 1997 was principally due to the reduction in revenues attributable to increases in the Medicare reserves. General, administrative and selling expenses as a percent of revenue before Medicare reserves, were 44%, 47% and 47% in fiscal years 1998, 1997 and 1996, respectively. The decrease in the percent for fiscal 1998 is principally attributable to cost controls implemented by management in response to IPS.

               During fiscal 1997, the Company recorded $2,476,000 of restructuring charges as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure.
The charge included $1,820,000 of costs associated with lease costs and related equipment write-offs associated with the closing of eight pharmacies, the consolidation of seven sites in multi-site markets and the relocation of eight other sites to more economical locations and $361,000 of severance costs related to administrative staff reductions. As a result of the restructuring, the Company anticipates a reduction in future general and administrative expenses including rent and personnel charges. Total expenditures related to facilities consolidation were $853,000 during fiscal 1998. As of September 30, 1998, $456,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites, remain to be paid out and are included in current liabilities. The restructuring plan is expected to be completed by the end of the third quarter of fiscal 1999.

               Net interest income for fiscal years 1998, 1997 and 1996 was $1,001,000, $530,000 and $649,000, respectively. Interest income is principally derived from earnings on cash and cash equivalents. The increase in net interest income in fiscal 1998 was due to increases in cash equivalents generated by operating activities.

               Income tax expense of $1,668,000 for fiscal 1998 has been offset by net operating loss carryforwards generated in fiscal 1997. Income tax benefit was 8% of the loss before tax in fiscal 1997 and 16% of the loss before tax in fiscal 1996. The fiscal 1997 tax rate was impacted by a valuation allowance against the Company's net operating loss carryforward and certain other deferred tax assets. The tax rate for fiscal 1996 was impacted by changes in the proportion of non-deductible expenses to pretax income or loss.

               Income (loss) applicable to common shareholders was $803,000, ($22,852,000) and ($3,501,000) for fiscal years 1998, 1997 and 1996, respectively. The significant loss in fiscal 1997 was principally attributable to an increase of $17,101,000 in Medicare reserves resulting from unfavorable decisions received in fiscal 1997 from the Medicare fiscal intermediary, the Provider Reimbursement Review Board and the U.S. District Court relating to prior period cost reports. The restructuring charge of $2,476,000 also contributed to the loss in fiscal 1997.

               LIQUIDITY & CAPITAL RESOURCES

               During fiscal 1998 the Company's cash and cash equivalents increased $7,609,000 to $21,462,000 at September 30, 1998. The increase in cash was principally a result of progress payments received from third parties in excess of anticipated reimbursement under the recently implemented IPS. In November 1998, the Company repaid $6,529,000 to the fiscal intermediary based on the intermediary's revised computations that accounted for the new per-beneficiary limits. At September 30, 1998, the amount repaid was included in accrued liabilities - third party in the Company's consolidated balance sheets.

               Approximately 55%, 56% and 70% of revenue for the fiscal years ended September 30, 1998, 1997, and 1996, respectively, was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No.
5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

               Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At September 30, 1998, total disputed costs were $4,324,000; the Company believes that recovery of $3,336,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,336,000 at September 30, 1998.

               At September 30, 1998, disputed costs totaling $988,000 were unreserved. Of these costs, $977,000 relate to the compensation of physical therapists employed by the Company. The Medicare intermediary has taken the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which in March 1997 set aside HCFA's decision, finding it arbitrary and capricious because HCFA provided an insufficient explanation for their decision. In October 1997, HCFA issued a decision purporting to clarify their previous decision, and disallowed all disputed costs. The Company appealed to the District Court, and in June 1998 the District Court again ruled in favor of the Company, declaring HCFA's decision contrary to law and set it aside. In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals. The Company, based on its assessment and the opinion of its legal counsel, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, continues to believe that it is probable that the Company will ultimately prevail in this case.

               At September 30, 1998, total accounts receivable (net of reserves) due from Medicare were $7,790,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $988,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $988,000 as a non-current asset. Accrued liabilities to third-party at September 30, 1998 represent payments from Medicare in excess of amounts that the Company will be entitled to upon ultimate settlement of Medicare cost reports.

               Operating activities provided $10,785,000 in cash during fiscal 1998, used $769,000 in cash during fiscal 1997 and provided $2,739,000 in cash during fiscal 1996. Included in the cash provided by operating activities in fiscal 1998 was $6,529,000 of progress payments received from third parties in excess of costs incurred. This entire amount was repaid in November 1998, which will affect fiscal 1999 operating cash flows. Additionally, fiscal 1998 cash provided by operating activities included $3,918,000 of income tax refunds in connection with a net operating loss carryback of the fiscal 1997 net operating loss. Total accounts receivable (current and long-term) decreased 14% during fiscal 1998, decreased 59% during fiscal 1997 and increased 31% during fiscal 1996. The decrease in accounts receivable during fiscal 1998 was due to the decreases in related revenue. The decrease during fiscal 1997 was due primarily to the additions to the Medicare reserve of $17,101,000. The increase in fiscal 1996 was primarily due to the increase in disputed costs.

               Investing activities provided $2,000 and $241,000 in fiscal 1998 and 1997, respectively, and used $1,687,000 in fiscal 1996. The investments in fiscal 1996 consisted primarily of acquired property and computer systems software. With the exception of $148,000 of capital lease contracts, all of the Company's investments in property were funded with cash.

               During fiscal 1996, the Company issued redeemable convertible preferred stock, common stock and a warrant to HCR generating $17,719,000 of cash from financing activities. (See Note 1 to the financial statements). The Company paid HCR cash dividends of $2,400,000 in fiscal 1998 and 1997, and $2,253,000 in fiscal 1996. Additionally, during fiscal years 1998, 1997 and 1996, the Company made principal payments on long-term debt of $792,000, $1,480,000 and $2,097,000, respectively.

               The Company has letter of credit facilities for $1,915,000. The letters of credit are collateralized by secured investments and will expire in December 1999.

               The redeemable convertible preferred stock issued to HCR includes 130,000 shares that may be redeemed at the option of HCR at $13,000,000 face value on or after October 24, 2000 and 70,000 shares with a face value of $7,000,000 that may only be redeemed at the option of the Company. Management has performed preliminary evaluations on a number of financing alternatives in the event HCR elects to redeem the $13,000,000 of preferred stock. Management believes that cash provided from operations along with existing cash balances will be sufficient to finance the Company's operations through October 24, 2000, and long-term financing alternatives will be available to meet the Company's future needs, however there are no assurances such long-term financing will ultimately be obtained.

               YEAR 2000

               The Company has assessed and continues to assess the potential impact of the Year 2000 issue affecting most corporations, primarily concerning the ability of information systems to properly recognize and process information relating to the year 2000 and beyond. The Company's goal is to be Year 2000 compliant by January 31, 1999.

               The Company began addressing the Year 2000 issue in fiscal 1997, primarily in the business systems area, such as general ledger, payroll, and accounts payable, which were modified and are now compliant. Remaining business systems, such as the internally developed business operations systems, phone system, and wide area network are targeted for modification or replacement by January 31, 1999. The estimated cost of modification/replacement is $275,000 and is not expected to have a material impact on the Company's financial performance.

               Principal risk areas for the Company would be the potential inability to bill its principal third party payer, Medicare, for services rendered to patients, or the inability of the third party payer's systems to recognize the billing data, delaying payment for services rendered. The Health Care Finance Administration ("HCFA"), which administers Medicare payments, published a targeted date of December 31, 1998 for Year 2000 compliance and has delayed other projects to accomplish their tasks. The Company is not aware of any significant exposure due to its own systems or the systems of third parties, however, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that such failure would not have a material adverse impact on the Company. The Company will continue to monitor publications of HCFA and its principal fiscal intermediary, United Government Services, and develop contingency plans as conditions merit. With a targeted date of January 31, 1999 for internal systems, the Company believes that adequate time has been allotted to modify or replace all current systems.

               FORWARD LOOKING INFORMATION

               Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations in the letter to Stockholders and, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors discussed below, among others, could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement.

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

               Together, the Balanced Budget Act of 1997 (the "Budget Act") and the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") require HCFA to implement a prospective payment system ("PPS") for home health agencies by October 1, 2000, with up to a four-year phase-in period. The Budget Act and Appropriations Act provide that if HHS fails to implement a PPS by October 1, 2000, the per-visit and per-beneficiary cost limits will be reduced an additional 15% on that date. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services. Additionally, there was a requirement that the Company have surety bonds of at least $50,000 for each Medicare-certified nursing agency. The Company met this requirement which was later rescinded.

               Until prospective payment takes effect on October 1, 2000, the Budget Act sets up an interim payment system ("IPS") that provides for lowering of reimbursement limits for home health visits. For fiscal 1998, home health agencies' cost limits will be determined as the lesser of (i) actual, reasonable costs, (ii) per-visit cost limits based on 105% of median costs of freestanding home health agencies or (iii) agency-specific per-beneficiary cost limits, based on 98% of 1994 costs, adjusted for inflation. The new cost limits were announced April 1, 1998, effective retroactively to October 1, 1997. The new limits, together with the per-visit limits, caused a $4.5 million reduction to the Company's 1998 revenue. The Company initiated a series of cost reduction programs, care delivery process improvements, and revenue growth actions and anticipates future effects will be significantly less. In response to industry and patient protest as to the severity of cuts in payments resulting from the 1998 interim payments, Congress enacted change in the 1999 payments.

               Effective October 1, 1998, the Appropriations Act includes revisions to the Medicare IPS for home health agencies. The Appropriations Act responds to widespread concerns about inadequate payments to home health agencies under IPS by modifying per-beneficiary limits. Specifically, for providers with a 12-month cost reporting period ending in fiscal 1994, each home health agency below the national median per-beneficiary limit will have its limit increased by one-third of the difference between its limit and the national median. Payments to agencies without a 12-month cost reporting period ending in fiscal 1994, but for which the first cost reporting period begins in fiscal 1999, will be increased by two percent. In addition, the Appropriations Act increases the per-visit limit from 105% to 106% of the national median cost. While the Company expects to be able to operate under the new limits, based on the recent changes, there can be no assurances these are the final rates.

               During 1997, several cost reimbursement issues that were in dispute for several years were resolved through decisions by the PRRB and the U.S. District Court. As a result of these decisions and other communications from HCFA, it became clear that some costs incurred by the Company would not be reimbursed by Medicare. Although the Company has restructured its operations and eliminated a portion of these nonreimbursable costs, the Company will continue to incur some costs that are not reimbursed by Medicare, as it believes they constitute a necessary function to the conduct of its business.

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

               The Company is also affected by settlements which may be reached with the Department of Health and Human Services regarding cost reports and its ability to establish and maintain close working relationships with referral sources, including payers, hospitals, physicians and other health care professionals.

               As a result of these developments, the Company is not able to conclude that it is more likely than not that it will be able to generate future earnings which will allow it to utilize its NOLs and, accordingly, has established a valuation allowance against the NOLs.

               At September 30, 1998, the Company had federal operating loss carryforwards of $9,100,000 which will expire in 2012. Management believes it is more likely than not that certain of these net operating loss carryforwards may expire unused and, accordingly, has established a valuation allowance against them.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                 Page(s)
               Consolidated Balance Sheets...................... 19-20
               Consolidated Statements of Operations............ 21
               Consolidated Statements of Shareholders' Equity.. 22
               Consolidated Statements of Cash Flows............ 23
               Notes to Consolidated Financial Statements....... 24-33
               Independent Auditors' Report..................... 34


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                IN HOME HEALTH, INC.
                            CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1998 AND 1997
                         (DOLLARS AND SHARES IN THOUSANDS)




                              ASSETS
                                                                  1998        1997
                                                                  ----        ----
Current Assets:
  Cash and cash equivalents                                  $  21,462   $  13,853
  Accounts receivable, net of allowances
    of $1,175 and $2,029 in 1998 and 1997,
    respectively                                                13,598      14,125
  Prepaid income tax                                              -          3,907
  Deferred income tax                                            1,269       1,540
  Prepaid expenses and other current assets                        970         579
                                                             ---------   ---------
      Total current assets                                      37,299      34,004
                                                             ---------   ---------

Property:
  Furniture and equipment                                        8,123       9,621
  Computer equipment and software                                6,771       7,506
  Leasehold improvements                                           529         727
                                                             ---------   ---------
      Total                                                     15,423      17,854
  Accumulated depreciation                                     (10,954)    (10,501)
                                                             ---------   ---------
      Property - net                                             4,469       7,353
                                                             ---------   ---------

Other Assets:
  Accounts receivable, long-term                                   988       2,891
  Goodwill, net                                                  5,274       5,432
  Other assets                                                     330         544
                                                             ---------   ---------
        Total other assets                                       6,592       8,867
                                                             ---------   ---------

Total Assets                                                 $  48,360   $  50,224
                                                             ---------   ---------
                                                             ---------   ---------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                IN HOME HEATH, INC.
                            CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1998 AND 1997
                         (DOLLARS AND SHARES IN THOUSANDS)

                        LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                  1998        1997
                                                                  ----        ----
Current Liabilities:
  Current maturities of long-term debt                       $     219   $     777
  Accounts payable                                               2,612       4,255
  Accounts payable - related party                                 111          59
  Accrued liabilities:
    Third party                                                 12,669       6,789
    Compensation                                                 3,225       4,034
    Insurance                                                    3,246       6,704
    Restructuring                                                  456       1,807
    Other                                                          538         583
                                                             ---------   ---------
      Total current liabilities                                 23,076      25,008
                                                             ---------   ---------

Long-Term Debt                                                      44         278
Deferred Revenue                                                    41         398
Deferred Rent Payable                                              198         248
Deferred Income Tax                                              1,288       1,643
Commitments and Contingencies                                     -           -

Redeemable Convertible Preferred Stock - $1.00 par value,
    $20,000 redemption value, authorized 200 shares; issued
    and outstanding 1997 - 200 shares                             -         19,061

    $1.00 par value, $13,000 redemption value, authorized
    130 shares; issued and outstanding 1998 - 130 shares        12,584        -

Shareholders' Equity:
  Redeemable Convertible Preferred Stock - $1.00 par value,
    $7,000 redemption value, authorized 70 shares; issued
    and outstanding 1998 - 70 shares                             7,000        -
  Preferred stock - authorized 800 shares                         -           -
  Common stock - $.03 par value, authorized 13,334 shares;
    issued and outstanding - 1998 - 5,479 shares,
    1997 - 5,466 shares                                            164         164
  Additional paid-in capital                                    23,675      23,661
  Retained  deficit                                            (19,710)    (20,237)
                                                             ---------   ---------
      Total shareholders' equity                                11,129       3,588
                                                             ---------   ---------

Total Liabilities and Shareholders' Equity                   $  48,360   $  50,224
                                                             ---------   ---------
                                                             ---------   ---------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  1998       1997         1996
                                                                  ----       ----         ----
Revenue (net of Medicare reserves of
  ($3,662), $17,101 and $2,067 in 1998,
  1997 and 1996, respectively)                                $ 97,008  $ 110,139    $ 125,086
                                                              --------  ---------    ---------

Operating Expenses:
  Direct costs of revenue (primarily payroll related costs)     53,885     70,570       67,108
  General, administrative and selling expenses                  41,173     59,560       59,792
  Restructuring charge (credit)                                   (499)     2,476         -
                                                              --------  ---------    ---------
    Total operating expenses                                    94,559    132,606      126,900
                                                              --------  ---------    ---------


Income (loss) from operations                                    2,449    (22,467)      (1,814)
                                                              --------  ---------    ---------

Interest:
  Interest expense                                                 (65)      (265)        (450)
  Interest income                                                1,066        795        1,099
                                                              --------  ---------    ---------
    Net interest income                                          1,001        530          649
                                                              --------  ---------    ---------

Income (loss) before income taxes                                3,450    (21,937)      (1,165)
Income tax benefit                                                -        (1,780)        (183)
                                                              --------  ---------    ---------

Net income (loss)                                             $  3,450  $ (20,157)   $    (982)
                                                              --------  ---------    ---------
                                                              --------  ---------    ---------

Net income (loss) available to common shareholders            $    803  $ (22,852)   $  (3,501)
                                                              --------  ---------    ---------
                                                              --------  ---------    ---------

Basic and diluted earnings (loss) per share                   $    .15  $   (4.19)   $    (.64)
                                                              --------  ---------    ---------
                                                              --------  ---------    ---------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                          (DOLLARS AND SHARES IN THOUSANDS)

                                                                                 Redeemable
                                                                                Convertible
                                                        Common Stock          Preferred Stock      Additional   Retained
                                                        ------------          ---------------       paid-in     earnings
                                                     Shares      Amount      Shares      Amount     capital     (deficit)
                                                     ------      ------      ------     -------    ----------  ----------
Balance - September 30, 1995                          5,426      $  163           -     $     -     $24,230    $    6,116


Common stock issued for:
  Employee stock plans                                   90           2           -           -         541             -
  Exchange for options                                   (2)          -           -           -         (12)            -
Offering costs                                            -           -           -           -      (2,281)            -
Issuance of warrants                                      -           -           -           -       1,500             -
Net loss                                                  -           -           -           -           -          (982)
Preferred dividends                                       -           -           -           -           -        (2,253)
Preferred stock accretion                                 -           -           -           -           -          (266)
                                                      -----         ---         ---       -----      ------    ----------

Balance - September 30, 1996                          5,514         165           -           -      23,978         2,615


Common stock issued for
  employee stock plans                                   34           1           -           -         185             -
Repurchase from former officers                         (82)         (2)          -           -        (502)            -
Net loss                                                  -           -           -           -           -       (20,157)
Preferred dividends                                       -           -           -           -           -        (2,400)
Preferred stock accretion                                 -           -           -           -           -          (295)
                                                      -----         ---         ---       -----      ------    ----------

Balance - September 30, 1997                          5,466         164           -           -      23,661       (20,237)


Common stock issued for
  employee stock plans                                   36           1           -           -          52             -
Repurchase                                              (23)         (1)          -           -         (38)            -
Net income                                                -           -           -           -           -         3,450
Preferred dividends                                       -           -           -           -           -        (2,400)
Preferred stock accretion                                 -           -           -           -           -          (247)
Preferred stock conversion                                -           -          70       7,000           -          (276)
                                                      -----         ---         ---       -----      ------    ----------

Balance - September 30, 1998                          5,479      $  164          70     $ 7,000     $23,675    $  (19,710)
                                                      -----         ---         ---       -----      ------    ----------
                                                      -----         ---         ---       -----      ------    ----------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)


                                                                1998         1997         1996
                                                               ------       ------       ------
Cash Flows From Operating Activities:
  Net income (loss)                                           $  3,450   $ (20,157)    $   (982)
  Adjustments:
    Depreciation and amortization                                2,400       3,012        3,034
    Loss on disposal of fixed assets                               862         344          185
    Accounts receivable                                          2,430      24,420       (9,714)
    Prepaid expenses and other assets                            3,508      (2,133)        (582)
    Accounts payable                                            (1,643)        593         (806)
    Accounts payable - related party                                52        (947)       1,006
    Accrued liabilities                                            217      (7,130)      12,267
    Deferred revenue                                              (357)       (422)        (422)
    Deferred rent payable                                          (50)        (19)         (84)
    Deferred income tax                                            (84)      1,670       (1,163)
                                                                ------      ------       ------

      Net cash provided (used) by operating activities          10,785        (769)       2,739
                                                                ------      ------       ------

Cash Flows From Investing Activities:
  Acquisition of property                                           (6)       (109)      (1,486)
  Repayments (advances) to officers and employees                    8         350         (201)
                                                                ------      ------       ------

      Net cash provided (used) by investing activities               2         241       (1,687)
                                                                ------      ------       ------

Cash Flows From Financing Activities:
  Payment of long-term debt                                       (792)     (1,480)      (2,097)
  Issuance of preferred stock and warrants                           -           -       17,719
  Preferred dividends paid                                      (2,400)     (2,400)      (2,253)
  Issuance (repurchase) of common stock                             14        (356)         531
                                                                ------      ------       ------

      Net cash provided (used) by financing activities          (3,178)     (4,236)      13,900
                                                                ------      ------       ------

Cash and Cash Equivalents:
  Net increase (decrease)                                        7,609      (4,764)      14,952
  Beginning of year                                             13,853      18,617        3,665
                                                                ------      ------       ------
  End of year                                                 $ 21,462    $ 13,853     $ 18,617
                                                                ------      ------       ------
                                                                ------      ------       ------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 IN HOME HEALTH, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - In Home Health, Inc. specializes in high-quality health services to clients in their own homes, including high-tech nursing, hospice, rehabilitation, infusion therapy and personal care.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The book value of accounts receivable, cash and cash equivalents, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these balances. The book value of investments approximates market due to the variable interest rates of the underlying securities.

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

     PROPERTY AND PROPERTY UNDER CAPITALIZED LEASES - Property and property under capitalized leases are stated at cost and depreciated or amortized over estimated useful lives (from three to twelve years) using the straight-line method. Property acquired by capital lease for the year ended September 30, 1996 was $148,000. No property was acquired under capitalized leases for the years ended September 30, 1998 or 1997.

     GOODWILL - Costs in excess of net assets of acquired businesses have been capitalized and are being amortized over 40 years. Accumulated amortization was $1,053,000 and $895,000 at September 30, 1998 and 1997, respectively.

     DEFERRED REVENUE - Deferred revenue relates to the timing difference in recording certain software development costs for financial statement purposes and Medicare cost reporting purposes. Incremental costs relating to the development of software for certain major management information system projects undertaken during 1992 through 1994 have been capitalized and are included in computer equipment and software on the balance sheet. For Medicare cost reimbursement purposes, the Company includes in reimbursable costs the amount of expenditures in the year they were incurred. The Company has reported an amount of deferred revenue, representing the Medicare impact of the difference between the reimbursable costs reported on the Medicare cost reports and the unamortized balance of capitalized software development costs. The deferred revenues are being recorded to revenue when the amortization of the related software development expenses is recorded (over a five year period). Unamortized software development costs are $56,000 and $573,000 as of September 30, 1998 and 1997, respectively.

     DEFERRED RENT PAYABLE - Deferred rent payable has been recorded for long-term office space operating leases which contain initial rent inducements. Rental expense is being amortized on a straight-line basis over the terms of the operating leases.

     INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

     REVENUE RECOGNITION - Revenue is recognized at the time the service is provided to the client. The Company records revenue for services to Medicare beneficiaries at the time the services are rendered and based on the Medicare cost reimbursement principles. Under those principles, Medicare reimburses the Company for the reasonable costs (as defined by Medicare regulations) incurred in providing care to Medicare beneficiaries. The Company reports as reimbursable costs in the Medicare cost reports only those costs it believes to be reimbursable under the applicable Medicare cost reimbursement principles. In determining the amount of revenue to be recorded, those costs are reduced for costs that are in excess of reimbursable cost limits, and for costs for which reimbursement may be questionable based on the Company's understanding of reimbursement principles in effect at that time. Accordingly, this process results in recording revenue only for the costs that the Company believes are reasonably assured of recovery. Refer to Note 5 for additional information.

     RELATED PARTY TRANSACTIONS - On October 24, 1995, the Company closed an agreement with ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc., a national health care and international lodging firm. Pursuant to this agreement, the Company conducted a cash self-tender offer and purchased 2,250,000 shares of its common stock (41% of outstanding) at $10.20 per share and ManorCare Health Services, Inc. purchased 2,250,000 shares from the Company at $10.20 per share. In addition, ManorCare Health Services, Inc. invested $20 million to purchase redeemable convertible preferred shares and a warrant to purchase 2,000,000 shares of common stock at an exercise price of $11.25 per share. (See Notes 6, 8 and 11.)

     The Purchase Agreement with ManorCare Health Services, Inc. also contemplated that the Company and ManorCare Health Services, Inc. would enter into agreements or arrangements which they deemed prudent and mutually beneficial for the provision of services between them on terms that are fair to each party. The Company and Manor Care, Inc. entered into an agreement whereby Manor Care, Inc. or ManorCare Health Services, Inc. would provide to the Company certain administrative services, reimbursement services, legal services and other similar types of services through
     September 30, 1998.   Under this agreement, administrative fees of
     $340,000, $129,000 and $1,006,000 for the years ended September 30, 1998,
     1997 and 1996, respectively, were accrued. Management believes that the foregoing charges are reasonable allocations of the costs incurred by ManorCare Health Services, Inc. on the Company's behalf. Based on this agreement, $111,000 and $59,000 was payable to ManorCare Health Services, Inc. at September 30, 1998 and 1997, respectively.

     On September 24, 1998, Health Care and Retirement Corporation and Manor Care, Inc. announced that at separate special meetings of their stockholders, an Agreement and Plan of Merger was approved. As a result of the merger, Manor Care, Inc. became a wholly owned subsidiary of Health Care and Retirement Corporation, and Health Care and Retirement Corporation was renamed HCR Manor Care, Inc. ("HCR") with shares traded under the symbol HCR on the New York Stock Exchange. The Company expects that the merger involving HCR will not affect the lines of business in which the Company currently engages.

     RECLASSIFICATION - Certain reclassifications have been made to the fiscal 1997 and 1996 financial statements to conform to the presentations adopted in fiscal 1998. These reclassifications had no effect on net income (loss) or earnings (loss) per share as previously reported.


2.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Effective October 1, 1997 the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). Earnings per share amounts presented for fiscal 1997 and 1996 have been restated for the adoption of SFAS No. 128. Earnings per share amounts presented for fiscal 1998, 1997 and 1996 have been restated for the one-for-three reverse stock split effective December 1, 1998. (See
     Note 11.) The following table reflects the calculation of basic and diluted earnings per share for the years ended September 30, 1998, 1997 and 1996.

                                                           (in thousands, except per share amounts)
                                                                  1998       1997        1996
                                                                  ----       ----        ----
     EARNINGS PER SHARE:
     Net income (loss)                                        $  3,450   $(20,157)    $  (982)
     Dividends on preferred stock                               (2,400)    (2,400)     (2,253)
     Preferred stock accretion                                    (247)      (295)       (266)
                                                                 -----    -------      ------
     Net income (loss) available to
      common shareholders                                     $    803   $(22,852)    $(3,501)
                                                                 -----    -------      ------
                                                                 -----    -------      ------

     Weighted average shares outstanding                         5,467      5,450       5,488
                                                                 -----    -------      ------
                                                                 -----    -------      ------

     Basic and diluted earnings (loss) per share              $    .15    $ (4.19)     $ (.64)
                                                                 -----    -------      ------
                                                                 -----    -------      ------

     Options to purchase 319,996 shares of common stock were outstanding at September 30, 1998. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 360,778 and 688,433 shares of common stock were outstanding at September 30, 1997 and 1996, respectively and were not included in the computation of diluted earnings per share due to the losses in the periods.

     Redeemable convertible preferred stock was issued to HCR in October 1995. As of September 30, 1998, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance, while 70,000 shares can be redeemed only at the option of the Company on and after the fifth anniversary. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 3.3 million common shares at an initial conversion price of $6.00 per share. A private warrant issued in October 1995 to HCR to purchase 2 million shares of common stock at $11.25 per share expired in October 1998. The impact of the redeemable convertible preferred stock and the warrant on diluted earnings per share would be anti-dilutive and, therefore, have been excluded.


3.   RESTRUCTURING CHARGE

     During fiscal 1997, the Company recorded $2,476,000 in restructuring charges as a result of the implementation of a plan to restructure its field operations and reduce the Company's cost structure. The charge includes $1,820,000 of costs associated with lease costs and related equipment write-offs associated with the closing of eight pharmacies, the consolidation of seven sites in multi-site markets, and the relocation of eight other sites to more economical locations and $361,000 of severance costs related to administrative staff reductions.

     Total expenditures related to facilities consolidation were $853,000 and $668,000 in fiscal 1998 and 1997, respectively. As of September 30, 1998, $456,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites, remain to be paid out and are included in other current liabilities. In fiscal 1998, the Company reduced the restructuring liability by $499,000. The restructuring plan is expected to be completed by the end of the third quarter of fiscal year 1999.

4.   LONG-TERM DEBT

     Long-term debt consists of obligations under capitalized leases with interest rates up to 11.3%, due through July 2000.

     Future minimum payments as of September 30, 1998 are as follows (in thousands):

     YEAR ENDING SEPTEMBER 30
     ------------------------
     1999                                              $ 247
     2000                                                 65
                                                         ---
     Total minimum payments                              312

     Less amounts representing interest                   49
                                                         ---
     Present value of future minimum payments            263
     Less current maturities                             219
                                                         ---
     Long-term debt                                    $  44
                                                         ---
                                                         ---

     Assets recorded under capital leases are included in property at cost of $1,047,828 and $4,631,000, and accumulated depreciation of $368,198 and $1,918,000 at September 30, 1998 and 1997, respectively. Interest paid for the years ended September 30, 1998, 1997 and 1996 was $65,000, $265,000 and
     $450,000, respectively.


5.   MEDICARE COST REIMBURSEMENT

     Approximately 55%, 56% and 70% of revenue for the fiscal years ended September 30, 1998, 1997, and 1996, respectively, was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No.
     5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

     Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At September 30, 1998, total disputed costs were $4,324,000; the Company believes that recovery of $3,336,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,336,000 at September 30, 1998.

     At September 30, 1998, disputed costs totaling $988,000 were unreserved.
     Of these costs, $977,000 relates to the compensation of physical therapists employed by the Company. The Medicare intermediary has taken the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which in March 1997 set aside HCFA's decision, finding it arbitrary and capricious because HCFA provided an insufficient explanation for their decision. In October 1997, HCFA issued a decision purporting to clarify their previous decision, and disallowed all disputed costs. The Company appealed to the District Court, and in June 1998 the District Court again ruled in favor of the Company, declaring HCFA's decision contrary to law and set it aside. In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals. The Company, based on its assessment and the opinion of its legal counsel, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, continues to believe that it is probable that the Company will ultimately prevail in this case.

     At September 30, 1998, total accounts receivable (net of reserves) due from Medicare were $7,790,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $988,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $988,000 as a non-current asset. Accrued liabilities to third-party at September 30, 1998 represent payments from Medicare in excess of amounts that the Company will be entitled to upon ultimate settlement of Medicare cost reports.

     During fiscal 1997, the Company adjusted its Medicare reserves by a charge to revenues of $17,101,000, principally as a result of PRRB and Court decisions which clarified the definition of allowable activities and documentation requirements related to the Company's community liaison costs.

6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Redeemable convertible preferred stock was issued to HCR on October 24, 1995. The preferred shares were originally redeemable in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 3.3 million common shares at an initial conversion price of $6.00 per share. (See Note 11.) The redeemable preferred shares bear dividends payable quarterly at 12% per annum. The redeemable preferred stock is being accreted over five years from its fair value of $18,500,000 on the date of issuance to its redemption value of $20,000,000.

     On April 13, 1998, the Company entered into an agreement with HCR whereby HCR waived its right to give notice on or after October 24, 2000 requiring the Company to redeem 70,000 of the 200,000 shares. The effect of the agreement allowed the Company to present the 70,000 modified shares in the Shareholders' Equity section of its balance sheet, while the remainder of the Preferred Shares continues to be presented outside the Shareholders' Equity section of the balance sheet. The reason for the waiver was to allow the Company to meet the requirements for continued listing of its common stock on the NASDAQ National Market ("NASDAQ") by retaining a minimum net tangible asset balance, as defined by NASDAQ, of at least $5,000,000. With respect to the remaining 130,000 shares, the Company also entered into a resolution whereby it will not redeem any shares of its capital stock from HCR if such redemption would cause the Company's net tangible assets, as defined by NASDAQ to be less than $5,000,000. HCR consented to the adoption of the resolution.

7.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated under several noncancelable operating leases for office space and equipment. Total rental expense for all operating leases was $4,401,000, $4,852,000 and $4,237,000, for the years ended September
     30, 1998, 1997 and 1996, respectively.

     Future minimum rental payments as of September 30, 1998 for operating leases with noncancelable terms in excess of one year are as follows (in thousands):

     YEAR ENDING SEPTEMBER 30
     ------------------------
     1999                                              $ 3,074
     2000                                                2,220
     2001                                                1,940
     2002                                                1,083
     2003                                                  158
                                                        ------
     Total minimum payments                            $ 8,475
                                                        ------
                                                        ------

     The Company has letter of credit facilities totaling $1,915,000. The letters of credit are collateralized by secured investments and will expire in December 1999.

     The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

8.   CAPITAL TRANSACTIONS

     STOCK OPTION PLAN
     The Company has adopted stock option plans to provide for the granting of options to purchase up to a maximum of 1,267,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity (in thousands, except per share amounts):

     -------------------------------------------------------------------------------------------------------------
                                    1998                           1997                          1996

                                    Weighted-Average               Weighted-Average               Weighted-Average
                           Shares    Exercise Price       Shares    Exercise Price       Shares    Exercise Price
     -------------------------------------------------------------------------------------------------------------
     Outstanding at           361          $7.17             689         $8.55              495         $8.43
     beginning of year

     Granted                  130           5.25             251          5.46              377          8.28

     Exercised                 -             -                (3)         1.59              (39)         3.75

     Canceled                (171)          6.74            (576)         8.10             (144)         8.73
                             ----                           ----                           ----

     Outstanding at end
     of year                  320           6.62             361          7.17              689          8.55
                             ----                           ----                           ----
                             ----                           ----                           ----

     Options exercisable
     at year-end              157           7.67             159          8.64              249          9.72
     -------------------------------------------------------------------------------------------------------------

     At September 30, 1998, there are 283,000 shares available for grant. (See Note 11.)

     STOCK REPURCHASE
     In fiscal 1998, the Company repurchased 23,000 shares of common stock at fair market value.

     In fiscal 1997, the Company repurchased 82,000 shares of common stock at fair market value from two former officers as part of a settlement agreement. All of their outstanding stock options were canceled.

     WARRANT
     A private warrant issued in October 1995 to purchase 2,000,000 shares of common stock expired in October 1998.

     STOCK PURCHASE PLAN
     The Company has a plan whereby eligible employees may purchase the Company's common stock at the lower of 85% of the market price at the time of grant or the time of purchase. There are 500,000 shares reserved for this plan of which 36,000 shares were issued on September 30, 1998 at $1.50 per share, 31,000 shares were issued on September 30, 1997 at $4.62 per share and 51,000 shares were issued on September 30, 1996 at $5.58 per share. At September 30, 1998 there were 227,000 shares available for future offerings.

     SFAS 123
     The following table summarizes information concerning currently outstanding and exercisable options:

     -----------------------------------------------------------------------------------------------------------
                               OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
     -----------------------------------------------------------------------------------------------------------
                       Outstanding   Weighted-Average   Weighted-Average      Exercisable
         Range of        as of          Remaining         Exercise Price     as of  Average    Weighted-Average
     Exercise Prices     9/30/98     Contractual Life                           9/30/98         Exercise Price
                                        in Years
     -----------------------------------------------------------------------------------------------------------
     $2.00 - $3.99          10,669          2.0               $ 3.09                10,669           $ 3.09

     $4.00 - $5.99         195,174          8.2               $ 5.34                49,951           $ 5.43

     $6.00 - $7.99          49,297          6.8               $ 7.04                41,531           $ 7.08

     $8.00 - $9.99          29,673          5.6               $ 9.08                19,672           $ 8.98

     $10.00 - $11.99        11,836          4.9               $10.30                11,836           $10.30

     $12.00 - $13.99        19,179          3.8               $12.79                19,179           $12.79

     $14.00 - $15.99         4,168          4.3               $14.71                 4,168           $14.71
                           -------                                                 -------
                           319,996          7.1               $ 6.62               157,006           $ 7.67
     -----------------------------------------------------------------------------------------------------------

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. If the Company had adopted the expense recognition provisions of SFAS 123 for purposes of determining compensation expense related to stock options granted during the years ended September 30, 1998, 1997 and 1996, net income (loss) available to common shareholders and basic and diluted earnings (loss) per share would have been changed to the pro forma amounts shown below:

                                                                Years Ended September 30,
                                                          -------------------------------------
                                                            1998        1997           1996
                                                            ----        ----           ----
      Net income (loss) available to common shareholders
           As reported                                    $803,000  $(22,852,000)   $(3,501,000)
           Pro forma                                      $261,000  $(23,380,000)   $(4,029,000)

      Basic and diluted earnings (loss) per share
           As reported                                    $    .15  $      (4.19)   $      (.64)
           Pro forma                                      $    .05  $      (4.29)   $      (.73)

     The fair value of each option granted during 1998, 1997 and 1996 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: no dividend yield; a risk free interest rate of 4.23%, 6.46% and 6.07% during fiscal 1998, 1997 and 1996, respectively; expected volatility of the market price of the Company's common stock of 105%, 68% and 155% during fiscal 1998, 1997 and 1996, respectively; turnover of 2%, 37% and 26% during fiscal years 1998, 1997 and 1996, respectively, and expected option life ranging between four and five years. Based upon these assumptions, the weighted average fair value at grant date of options granted during fiscal 1998, 1997 and 1996 was $4.11, $3.39 and $6.96, respectively.

     The fair value of the employees' stock purchase plan was estimated using the Black-Scholes model with the following assumptions for fiscal 1998, 1997 and 1996: no dividend yield; a risk free interest rate of 4.23%, 6.46% and 6.07% during fiscal 1998, 1997 and 1996, respectively; expected volatility of the market price of the Company's common stock of 105%, 68% and 155% during fiscal years 1998, 1997 and 1996, respectively; and expected option life of one year. Based upon the assumptions, the weighted average fair value of the stock purchase rights granted in fiscal 1998, 1997 and 1996 was $3.06, $3.24 and $5.79, respectively.

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

     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1996 and additional awards are anticipated in future years.

9.   INCOME TAXES

     The income tax provision for the years ended September 30, 1998, 1997 and 1996 consisted of (in thousands):

Caption>
     1998                        FEDERAL     STATE    TOTAL
                                 -------     -----    -----
     Current                     $   108    $  (24) $    84
     Deferred                        (69)      (15)     (84)
                                  ------     -----   ------
                                 $    39    $  (39) $     -
                                  ------     -----   ------
                                  ------     -----   ------

     1997                        FEDERAL     STATE    TOTAL
                                 -------     -----    -----
     Current                     $ 3,308)   $ (142) $(3,450)
     Deferred                      1,275       395    1,670
                                  ------     -----   ------
                                 $(2,033)   $  253  $(1,780)
                                  ------     -----   ------
                                  ------     -----   ------

     1996                        FEDERAL     STATE    TOTAL
                                 -------     -----    -----
     Current                     $   883    $   97  $   980
     Deferred                     (1,026)     (137)  (1,163)
                                  ------     -----   ------
                                 $  (143)   $  (40) $  (183)
                                  ------     -----   ------
                                  ------     -----   ------

     The income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes for each of the years ended September 30, 1998, 1997 and 1996 as follows (in thousands):

                                                       1998      1997     1996
                                                      ------    -----    ------
     Tax (benefit) at Federal statutory rate        $  1,173  $(7,459)   $ (396)
     State income taxes, net of Federal benefit          169     (995)       21
     Officers life insurance                              -         2        35
     Goodwill amortization                                41       38        41
     Meals and entertainment                              30       62       106
     Other                                               255     (218)       10
     Valuation allowance                              (1,668)   6,790         -
                                                     -------   ------     -----
     Income tax benefit                             $      -  $(1,780)   $ (183)
                                                     -------   ------     -----
                                                     -------   ------     -----

     The tax benefit related to the exercise of employee stock options is recorded as additional paid-in-capital.

     During the year ended September 30, 1998, income tax refunds of $3,918,000 were received from carryback of the 1997 net operating loss. Income taxes paid during the years ended September 30, 1997 and 1996 were $24,000 and $2,257,000, respectively.

     The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows:

                                                  1998                    1997
                                          --------------------     -------------------
                                           CURRENT   LONG-TERM     CURRENT   LONG-TERM
                                             ASSET   LIABILITY       ASSET   LIABILITY
                                            ------   ---------      ------   ---------
     Bad debt allowance                   $    454      $  -        $  757     $   -
     Depreciation and amortization             -           950         -         1,215
     Insurance accruals                      1,522         -         2,817         -
     Capitalized items expensed for taxes      -           434         -           651
     Deferred revenue                           16         -           -          (149)
     Vacation                                  286         -           300         -
     Restructuring reserve                     176         -           674         -
     Benefit of NOL carryforward             3,898         -         3,734         -
     Other                                      39         (96)         48         (74)
                                            ------   ---------      ------   ---------
                                             6,391       1,288       8,330       1,643
     Less valuation allowance               (5,122)        -        (6,790)        -
                                            ------   ---------      ------   ---------
                                          $  1,269     $ 1,288     $ 1,540     $ 1,643
                                            ------   ---------      ------   ---------
                                            ------   ---------      ------   ---------

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

     As of September 30, 1998, the Company had federal operating loss carryforwards of $9,100,000 which will expire in 2012.


10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for the Company in fiscal 1999. In fiscal 1999, the Company will disclose information relating to three segments: Extended Hours Division, Visit Division, and Hospice Division.


11.  REVERSE STOCK SPLIT

     On November 17, 1998, the Company declared a one-for-three reverse stock split effective the close of business December 1, 1998. The Board of Directors declared the reverse split to reduce the number of outstanding shares of common stock and thereby encourage an increase in the price per share of the common stock on the public market in an effort to maintain eligibility for the continued trading on the NASDAQ National Market. While the Company believes the reverse split should allow the common stock to continue to trade on the NASDAQ National Market, this depends on the Company meeting eligibility requirements in the future, and the Company can provide no assurance that such requirements will be met.

     The par value of the common stock has been increased from $.01 to $.03 and the outstanding shares have decreased from 16,437,000 to 5,479,000 at September 30, 1998. All references in the accompanying financial statements to the number of common shares and the per share amounts have been restated to reflect the reverse stock split.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     FISCAL 1998 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FIRST     SECOND    THIRD     FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
     Revenue                                         $27,858   $26,439   $22,904   $19,807
     Income from operations                              674       528       635       612
     Net income available to common shareholders         186       120       287       210
     Basic and diluted earnings per share                .04       .02       .05       .04


     FISCAL 1997 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FIRST     SECOND    THIRD     FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
     Revenue                                         $31,585  $31,375    $18,855   $28,324
     Loss from operations                              (104)     (718)  (15,617)   (6,028)
     Net loss applicable to common shareholders        (660)   (1,194)  (14,443)   (6,555)
     Basic and diluted loss per share                  (.12)     (.21)    (2.66)    (1.20)

     During the fourth quarter of fiscal 1997, the Company recorded adjustments to its Medicare reserve of $2.8 million. The Company also experienced an increase in its non-Medicare aged receivables which resulted in a bad debt expense of $2.4 million.

INDEPENDENT AUDITORS' REPORT

In Home Health, Inc.:

We have audited the accompanying consolidated balance sheets of In Home Health, Inc. as of September 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)2. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of In Home Health, Inc. as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 17, 1998

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          Information required under this Item with respect to directors will be contained in the section entitled "Election of Directors" in the Company's 1999 Proxy Statement, and is incorporated herein by reference.

          Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

          Information required under this item will be contained in the section entitled "Executive Compensation and Other Information" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required under this item will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this item will be contained in the section entitled "Election of Directors - Certain Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  DOCUMENTS FILED AS A PART OF THIS REPORT

          1.   FINANCIAL STATEMENTS

               The Consolidated Financial Statements filed with this Form 10-K are listed in Item 8 above.

          2.   FINANCIAL STATEMENT SCHEDULES

               The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                                  PAGE
                                                                                  -----
                 Independent Auditors' Report.....................................  34
                 Schedule for the Years Ended September 30, 1998, 1997 and 1996:
                     II - Valuation and Qualifying Accounts and Reserves..........  39

               All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

               (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

          (c)  EXHIBITS:

          Exhibit No.    Description
          -----------    -----------
          3.1            Articles of Amendment of Articles of Incorporation.
          3.2            Restated Bylaws. (iv)
          4.1            Form of specimen Common Stock certificate.
          4.2            Form of specimen certificate for Series A Preferred Stock. (i)
          4.3            Certificate of Designation of the Series, Number of Shares
                         in Series, Dividend Rate, Redemption Price, Liquidation
                         Price, Conversion Right and Other Rights and Preferences of
                         the Series A Preferred Stock ($1.00 par value) of In Home
                         Health, Inc. (i)
          4.4            Preferred Stock Modification Agreement. (v)
          10.1           Executive Incentive Plan in place for fiscal 1998.
          10.2           Lease agreement dated October 24, 1991 with Minnesota
                         CC Properties, as amended. (i)
          10.3           The Company's 1987 Stock Option Plan, as amended. (i)
          10.4           The Company's 1995 Stock Option Plan, as amended. (i)
          10.5           The Company's 1991 Employee Stock Purchase Plan, as
                         amended.
          10.6           Letter of Credit Agreement dated September 29, 1998 with
                         U.S. Bank National Association, as amended.
          10.7           Letter of Credit Agreement dated December 16, 1996 with U.S.
                         Bank National Association. (iv)
          10.8           Non-employee Director Stock Compensation Plan.
          10.9           Employment Agreement between the Company and James J.
                         Lynn dated October 24, 1995.  (iv)
          10.10          Administrative Services Agreement dated November 15,
                         1997 between In Home Health, Inc. and Manor Care, Inc. (iv)
          23             Independent Auditors' Consent
          27             Financial Data Schedule


          (i)            Incorporated herein by reference to the Registrants'
                         Annual Report on Form 10-K for the year ended September
                         30, 1995.
          (ii)           Incorporated herein by reference to the Registrants'
                         Registration Statement (Form S-18) No. 33-17228C.
          (iii)          Incorporated herein by reference to the
                         Registrants' current report on Form 8-K dated May 2,
                         1995.
          (iv)           Incorporated herein by reference to the Registrant's Annual
                         Report on Form 10-K for the year ended September 30,
                         1997.
          (v)            Incorporated herein by reference to the Registrants'
                         current Report on Form 8-K dated April 14, 1998.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minnetonka, Minnesota.

IN HOME HEALTH, INC.


By:           /s/ Wolfgang von Maack
    -------------------------------------------
Wolfgang von Maack, Chief Executive Officer
          and President


Date: December 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

SIGNATURE                                         TITLE                 DATE
---------                                         -----                 ----

 /s/ Wolfgang von Maack               Chief Executive Officer,          December 18, 1998
--------------------------            President and Director
Wolfgang von Maack                    (principal executive officer)


/s/ Robert J. Hoffman, Jr.            Chief Financial Officer           December 18, 1998
---------------------------           (principal financial officer)
Robert J. Hoffman, Jr.


 /s/ James J. Lynn, Ed.D.             Director                          December 18, 1998
-------------------
James J. Lynn, Ed.D.


 /s/ C. Michael Ford                  Director                          December 18, 1998
----------------------
C. Michael Ford


 /s/ Judith Lloyd Storfjell, Ph.D.    Director                          December 18, 1998
----------------------------------
Judith Lloyd Storfjell, Ph.D.


 /s/ Marvin Wilensky                  Director                          December 18, 1998
---------------------
Marvin Wilensky

                                IN HOME HEALTH, INC.
                             SCHEDULE AND EXHIBIT INDEX

     SCHEDULE                                                            PAGE
     --------                                                            ----
          II   Valuation and Qualifying Accounts and Reserves              39



     EXHIBIT
     -------
          3.1  Articles of Amendment of Articles of Incorporation.         40

          4.1  Form of specimen Common Stock certificate.                  41

          10.1 Executive Incentive Plan in place for fiscal 1998.          43

          10.5 The Company's 1991 Employee Stock Purchase Plan, as
               amended                                                     46

          10.6 Letter of Credit Agreement dated September 29, 1998
               with U.S. Bank National Association, as amended.            54

          10.8 Non-employee Director Stock Compensation Plan.              55

          23   Independent Auditors' Consent.                              61

          27   Financial Data Schedule.                                    62

                                                                    SCHEDULE II

                                IN HOME HEALTH, INC.
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                               (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
Column A                                        Column B            Column C              Column D       Column E
-------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                            -------------------------
                                                            (1)           (2)
                                                                          Charged to
                                              Balance at    Charged to    Other                          Balance at
                                              Beginning     Costs and     Accounts        Deductions     End of
Description                                   of Period     Expenses      -Describe       -Describe      Period
                                                                          (B)             (A)
-------------------------------------------------------------------------------------------------------------------------
1998
----
Allowance for Doubtful Accounts - Current         $2,029        $   (2)       $     -         $  852        $ 1,175

Medicare Reserve                                  16,800             -         (3,662)         9,802          3,336


1997
----
Allowance for Doubtful Accounts - Current           $802        $2,727         $    -         $1,500        $ 2,029

Medicare Reserve                                   7,239             -          17,101         7,540         16,800


1996
----
Allowance for Doubtful Accounts - Current           $867        $  560          $    -        $  625        $   802

Medicare Reserve                                   6,396             -           2,067         1,224          7,239








(A) Write-off of bad debts and Medicare disputes which the Company has decided not to pursue, net of recoveries.
(B)  Adjustment to Medicare reserve.