Form 10-Q
period 1998-12-31
IN HOME HEALTH INC /MN/
filed 1999-02-02
CIK 818645

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1998


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

     As of January 8, 1999, the number of shares outstanding of the registrant's common stock, $.03 par value was 5,479,736 shares.

                                 IN HOME HEALTH, INC.
                                  TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               December 31, 1998 and September 30, 1998                    2-3

               Consolidated Statements of Operations -
               For the Three Months Ended December 31,
               1998 and 1997                                               4

               Consolidated Statements of Cash Flows -
               For the Three Months Ended December 31,
               1998 and 1997                                               5

               Notes to Unaudited Consolidated Financial Statements        6-8

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                  9-12

PART II.       OTHER INFORMATION                                           13

                                 IN HOME HEALTH, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (DOLLARS AND SHARES IN THOUSANDS)



                                        ASSETS

                                                             Dec. 31, 1998     Sept. 30,
                                                               (Unaudited)          1998
                                                             -------------     ---------
Current Assets:

  Cash and cash equivalents                                     $ 22,866         $ 21,462
  Accounts receivable, net of allowances of $1,111 and
     $1,175 in December and September 1998, respectively          11,918           13,598
  Deferred income tax                                              1,198            1,269
  Prepaid expenses and other current assets                          994              970
                                                                --------         --------
       Total current assets                                       36,976           37,299
                                                                --------         --------
Property:

  Furniture and equipment                                          7,924            8,123
  Computer equipment and software                                  6,779            6,771
  Leasehold improvements                                             501              529
                                                                --------         --------
     Total                                                        15,204           15,423
  Accumulated depreciation                                       (11,151)         (10,954)
                                                                --------         --------
       Property - net                                              4,053            4,469
                                                                --------         --------
Other Assets:

  Accounts receivable, long-term                                     977              988
  Goodwill, net                                                    5,234            5,274
  Other assets                                                       304              330
                                                                --------         --------
     Total other assets                                            6,515            6,592
                                                                --------         --------

Total Assets                                                    $ 47,544         $ 48,360
                                                                --------         --------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (DOLLARS AND SHARES IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  Dec. 31, 1998      Sept. 30,
                                                                    (Unaudited)           1998
                                                                  -------------      ---------
Current Liabilities:

  Current maturities of long-term debt                               $    189         $    219
  Accounts payable                                                      2,882            2,612
  Accounts payable - related party                                        107              111
  Accrued liabilities:

     Third party                                                       12,325           12,669
     Compensation                                                       3,091            3,225
     Insurance                                                          3,026            3,246
     Restructuring                                                        330              456
     Other                                                                529              538
                                                                     --------         --------
       Total current liabilities                                       22,479           23,076
                                                                     --------         --------

Long-Term Debt                                                             18               44
Deferred Revenue                                                           20               41
Deferred Rent Payable                                                     187              198
Deferred Income Tax                                                     1,210            1,288
Commitments and Contingencies                                            --               --

Redeemable Convertible Preferred Stock - $1.00 par value,
  $13,000 redemption value, authorized 130 shares; issued
  and outstanding December 31 and September 30 - 130 shares            12,633           12,584

Shareholders' Equity:

  Redeemable Convertible Preferred Stock - $1.00 par value,
     $7,000 redemption value, authorized 70 shares; issued
     and outstanding December 31 and September 30 - 70 shares           7,000            7,000
  Preferred stock - authorized 800 shares                                --               --
  Common stock - $.03 par value, authorized 13,334 shares;
     issued and outstanding December 31- 5,480 shares
     and September 30 - 5,479 shares                                      164              164
  Additional paid-in capital                                           23,675           23,675
  Retained deficit                                                    (19,842)         (19,710)
                                                                     --------         --------
     Total shareholders' equity                                        10,997           11,129
                                                                     --------         --------

Total Liabilities and Shareholders' Equity                           $ 47,544         $ 48,360
                                                                     --------         --------
                                                                     --------         --------

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1998             1997
                                                           ----            -----
Revenue [net of Medicare reserves of
  ($57) and $77 in 1998 and 1997, respectively]        $ 18,571         $ 27,858
                                                       --------         --------

Operating Expenses:
  Direct costs of revenue  (primarily payroll
       related costs)                                    10,359           16,125
  General, administrative and selling expenses            8,034           11,059
                                                       --------         --------
       Total operating expenses                          18,393           27,184
                                                       --------         --------

Income from operations                                      178              674
                                                       --------         --------

Interest:

  Interest income                                           345              216
  Interest expense                                           (6)             (30)
                                                       --------         --------
Net interest income                                         339              186
                                                       --------         --------

Income before income taxes                                  517              860
Income tax expense                                         --               --
                                                       --------         --------

Net income                                             $    517         $    860
                                                       --------         --------
                                                       --------         --------

Net income (loss) available to common
  shareholders                                         $   (132)        $    186
                                                       --------         --------
                                                       --------         --------

Basic and diluted earnings (loss) per share            $   (.02)        $    .03
                                                       --------         --------
                                                       --------         --------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                              1998             1997
                                                             -----            -----
Cash Flows From Operating Activities:

  Net income                                              $    517         $    860
  Adjustments:
     Depreciation and amortization                             393              709
     Loss on disposal of assets                                103              165
     Accounts receivable                                     1,691            2,645
     Prepaid expenses and other assets                         (31)            (103)
     Accounts payable                                          270           (1,606)
     Accounts payable - related party                           (4)              15
     Accrued liabilities                                      (833)          (1,556)
     Deferred revenue                                          (21)            (105)
     Deferred rent payable                                     (11)             (11)
     Deferred income tax                                        (7)            --
                                                          --------         --------

       Net cash provided by operating activities             2,067            1,013
                                                          --------         --------

Cash Flows From Investing Activities:

  Acquisition of property                                      (13)             (18)
  Repayments of advances to officers and employees               6                8
                                                          --------         --------

     Net cash used by investing activities                      (7)             (10)
                                                          --------         --------

Cash Flows From Financing Activities:

  Payment of long-term debt                                    (56)            (308)
  Preferred dividends paid                                    (600)            (600)
                                                          --------         --------

     Net cash used by financing activities                    (656)            (908)
                                                          --------         --------

Cash and Cash Equivalents:

  Net increase                                               1,404               95
  Beginning of period                                       21,462           13,853
                                                          --------         --------
     End of period                                        $ 22,866         $ 13,948
                                                          --------         --------
                                                          --------         --------

              SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                IN HOME HEALTH, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.        FINANCIAL STATEMENTS
          In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of December 31, 1998 and the results of operations and cash flows for the three months ended December 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.        BASIC AND DILUTED EARNINGS PER SHARE
          The following table reflects the calculation of basic and diluted earnings (loss) per share for the three months ended December 31, 1998 and 1997. Earnings per share amounts presented for 1997 have been restated for the one-for-three reverse stock split effective December 1, 1998. (See Note 6.)

                                                                  (in thousands, except per
                                                                         share amounts)
                                                                       1998           1997
                                                                       ----           ----
          EARNINGS PER SHARE:
          Net income                                               $    517        $   860
          Dividends on preferred stock                                 (600)          (600)
          Preferred stock accretion                                     (49)           (74)
                                                                   --------        -------
          Net income (loss) available to common shareholders       $   (132)       $   186
                                                                   --------        -------
                                                                   --------        -------
          Weighted average shares outstanding                         5,480          5,466
                                                                   --------        -------

          Basic and diluted earnings (loss) per share              $   (.02)       $   .03
                                                                   --------        -------
                                                                   --------        -------

          Options to purchase 272,142 and 427,286 shares of common stock were outstanding at December 31, 1998 and 1997, respectively. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

          Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc., a wholly owned subsidiary of HCR ManorCare, Inc. ("HCR"), in October 1995. As of December 31, 1998, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance, while 70,000 shares can be redeemed only at the option of the Company on and after the fifth anniversary. The redeemable preferred shares are initially convertible into 3,333,334 common shares at an initial conversion price of $6.00 per share.
In December 1998, an agreement was signed with HCR to modify the terms of the preferred shares. Under the terms of the modification agreement, HCR irrevocably waived the voting rights of the preferred stock, except with respect to any proposal presented to the Company's stockholders to (i) wind up, dissolve or liquidate the Company or revoke or forfeit its charter, (ii) amend the Company's articles of incorporation, (iii) merge or consolidate or enter into an exchange agreement with another corporation, or (iv) sell, lease, transfer or otherwise dispose of all or substantially all of the Company's assets not in the usual and regular course of business. In consideration, the Company waived its right to pay dividends on the preferred stock in shares of its common stock. A private warrant issued in October 1995 to HCR to purchase 2 million shares of common stock at $11.25 per share expired in October 1998. The impact of the redeemable convertible preferred stock and the warrant on diluted earnings (loss) per share would be anti-dilutive and, therefore, they have been excluded from the computation of basic and diluted earnings per share.

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

          Total expenditures related to facilities consolidation were $29,000 during the three months ended December 31, 1998 as compared to $240,000 for the same period of the previous year. As of December 31, 1998, $330,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites, remain to be paid out and are included in other current liabilities. The restructuring plan is expected to be substantially complete by the end of the third quarter of fiscal 1999.

4.        COMMITMENTS AND CONTINGENCIES
          Approximately 46% and 59% of revenue for the three months ended December 31, 1998 and 1997, respectively, was derived from services provided to Medicare beneficiaries, for which payment is based on cost. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value.

          Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At December 31, 1998, total disputed costs were $3,901,000; the Company believes that recovery of $2,924,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $2,924,000 as of December 31, 1998.

          At December 31, 1998, disputed costs totaling $977,000 were not reserved, all of which relate to the compensation of physical therapists employed by the Company. The Medicare intermediary took the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review

Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which ruled in favor of the Company, declaring HCFA's decision contrary to law and set it aside. In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals. The Company, based on its assessment and the opinion of its legal counsel, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, continues to believe that it is probable that the Company will ultimately prevail in this case.

          At December 31, 1998, total accounts receivable (net of reserves) due from Medicare were $6,828,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $977,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $977,000 as a non-current asset. Accrued liabilities to third-party at December 31, 1998 represent payments from Medicare in excess of amounts that the Company believes it will be entitled to upon ultimate settlement of Medicare cost reports.

5.        INCOME TAXES
          At September 30, 1998, the Company had federal operating loss carryforwards of $9,100,000 which will expire in 2012. Management believes it is more likely than not that certain of these net operating loss carryforwards and other temporary differences may expire unused and, accordingly, has established a valuation allowance against them. During the three months ended December 31, 1998, income tax expense of $200,000 was offset by utilizing a portion of the net operating loss carryforwards versus $400,000 for the same period of the previous year.

6.        REVERSE STOCK SPLIT
          On November 17, 1998, the Company declared a one-for-three reverse stock split effective the close of business December 1, 1998. The Board of Directors declared the reverse split to reduce the number of outstanding shares of common stock and thereby encourage an increase in the price per share of the common stock on the public market in an effort to maintain eligibility for the continued trading on the NASDAQ National Market. While the Company believes the reverse split should allow the common stock to continue to trade on the NASDAQ National Market, this depends on the Company meeting eligibility requirements in the future, and the Company can provide no assurance that such requirements will be met.

          The par value of the common stock was increased from $.01 to $.03 and the outstanding shares were decreased from 16,437,000 to 5,480,000 at December 31, 1998. All references in the accompanying financial statements to the number of common shares and the per share amounts have been restated to reflect the reverse stock split.

7.        RECENTLY ISSUED ACCOUNTING STANDARDS
          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for the Company in fiscal 1999. In its fiscal 1999 Form 10-K, the Company will disclose information relating to three segments: Extended Hours Division, Visit Division, and Hospice Division.

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

RESULTS OF OPERATIONS

          The Balanced Budget Act of 1997 (the "Budget Act") and the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") require HCFA to implement a prospective payment system ("PPS") for home health agencies by October 1, 2000. Until PPS is implemented, the Budget Act established an Interim Payment System ("IPS"), effective October 1, 1997, that reimburses home health agencies the lesser of: (1) actual, reasonable costs, (2) per-visit cost limits, or (3) newly implemented per-beneficiary cost limits. The IPS program rates were announced April 1, 1998, but given effect retroactively to October 1, 1997. In response to the implementation of IPS, the Company initiated a series of cost reduction programs and care delivery process improvements.

          Revenue for the three months ended December 31, 1998 decreased 33% over the same period in the prior year. The decrease in revenue occurred primarily in cost reimbursed revenue due to cost reduction initiatives in response to lower Medicare payments under the new per-beneficiary limits announced in 1998. Visit Division revenue decreased 46% due to a decrease in patient visits and corporate cost reductions implemented in an effort to minimize the impact of IPS. Extended Hours Division revenue declined 18% due to a reduction in the volume of new low margin cases accepted and a lack of staffing for certain service offerings in several markets. Infusion Pharmacy revenue decreased 65% primarily as a result of a reduction of infusion product offerings in a number of markets and the closure of pharmacies as a part of the Company's restructuring plan. Hospice Division revenue increased 13% due to increased patient census.

          Direct costs, as a percent of revenue, were 56% versus 58% for the three months ended December 31, 1998 and 1997, respectively. This reduction was principally the result of the Company's cost reduction program.

          General, administrative and selling expenses for the three months ended December 31, 1998 were $8,034,000, a decrease of $3,025,000 from the same period last year due to the cost reduction initiatives implemented last year. As a percent of revenue, however, expenses increased to 43% from 40% last year due to the decrease in revenues.

          Net interest income for the three months ended December 31, 1998 was $339,000 versus $186,000 for the same period of the previous year. The increase in net interest income was principally attributable to higher average cash balances resulting from improved cash flow from operations and reductions in interest expense due to reduction of long-term debt.

          Net income for the three months ended December 31, 1998 was $517,000, compared to $860,000 for the same period of the previous year. Net loss available to common shareholders was $132,000 for the three months ended December 31, 1998, compared to income of $186,000 for the same period of the previous year. The reduction in net income is due primarily to the decreased volume in the Visit Division in response to IPS, resulting in less cost reimbursement of general and administrative costs within that division, and increased general and administrative allocations to the other divisions. While gross margins for Extended Hours and Hospice have been maintained and general and administrative costs have been reduced, these divisions have not generated enough new revenue to compensate for the shift of general and administrative costs from the Visit Division. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend to ManorCare Health Services, Inc., a wholly owned subsidiary of HCR ManorCare, Inc. ("HCR") for its $20 million preferred stock investment in In Home Health. Basic and diluted loss per share was $.02 compared to earnings of $.03 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and cash equivalents increased $1,404,000 to $22,866,000 at December 31, 1998 from $21,462,000 at September 30, 1998. Net cash provided from operating activities for the three months ended December 31, 1998 was $2,067,000, which was primarily the result of the decrease in total accounts receivable. During the three months ended December 31, 1998, the Company paid $600,000 to HCR for preferred stock dividends.

          Approximately 46% and 59% of revenue for the three months ended December 31, 1998 and 1997, respectively, was derived from services provided to Medicare beneficiaries, for which payment is based on cost. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value.

          Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At December 31, 1998, total disputed costs were $3,901,000; the Company believes that recovery of $2,924,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $2,924,000 as of December 31, 1998.

          At December 31, 1998, disputed costs totaling $977,000 were not reserved, all of which relate to the compensation of physical therapists employed by the Company. The Medicare intermediary took the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review

Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which ruled in favor of the Company, declaring HCFA's decision contrary to law and set it aside. In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals. The Company, based on its assessment and the opinion of its legal counsel, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, continues to believe that it is probable that the Company will ultimately prevail in this case.

          At December 31, 1998, total accounts receivable (net of reserves) due from Medicare were $6,828,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $977,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $977,000 as a non-current asset. Accrued liabilities to third-party at December 31, 1998 represent payments from Medicare in excess of amounts that the Company believes it will be entitled to upon ultimate settlement of Medicare cost reports.

          The Company has letter of credit facilities from a commercial bank totaling $1,915,000. These credit facilities are collateralized by secured investments and will expire in December 1999.

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

     The Company began addressing the Year 2000 issue in fiscal 1997, primarily in the business systems area, such as general ledger, payroll, and accounts payable, which were modified and are now compliant. Remaining systems, such as the internally developed operations systems, phone system, and wide area network were targeted for modification or replacement by January 31, 1999. The Company estimates it will be over 90% compliant by January 31, 1999. In December 1998 and January 1999 the Company performed additional financial analysis on the costs of upgrading the hardware components of current hardware versus replacing the current hardware for full Year 2000 compliance. Based on reduced ongoing operational costs, the Company decided to replace rather than upgrade existing hardware. The new hardware is scheduled for delivery in March 1999. Full compliance is now expected early in the third quarter of fiscal 1999. The estimated cost of Year 2000 compliance is $275,000, and is not expected to have a material impact on the Company's financial performance.

     Principal risk areas for the Company would be the potential inability to bill its principal third-party payer, Medicare, for services rendered to patients, or the inability of the third-party payer's systems to recognize the billing data, delaying payment for services rendered. The Health Care Finance Administration ("HCFA") published a targeted date of December 31, 1998 for Year 2000 compliance, and has delayed other projects to accomplish their tasks. As of January 20, 1999, HCFA published their quarterly report for October on their web site and estimated that 85% of the code for Medicare fee-for-service had been renovated as of September 30, 1998. The Company is not aware of any significant exposure due to its own or the systems of third-parties; however, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that such failure would not have a material adverse impact on the Company. The Company will continue to monitor publications of HCFA and its principal Fiscal Intermediary, United Government Services, and develop contingency plans as conditions merit.

FORWARD LOOKING INFORMATION

          Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependent upon government regulation, third party reimbursement, competition and factors affecting the health care industry in general. The Company's future results of operations and financial condition will be affected by factors such as (i) proposed changes to the Medicare reimbursement system from a retrospective cost-based system to a prospective payment system, (ii) settlements which may be reached with the Department of Health and Human Services regarding cost reports, and (iii) its ability to establish and maintain close working relationships with referral sources, including payers, hospitals, physicians and other health care professionals. As a result of these developments, the Company is not able to conclude that it is more likely than not that it will be able to generate future earnings which will allow it to utilize its NOLs and, accordingly, has established a valuation allowance against the NOLs. Please refer to our Form 10-K for the fiscal year ended September 30, 1998 for a more thorough discussion of forward looking information.

PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS - None.

ITEM 2 - CHANGE IN SECURITIES - On December 22, 1998, the Registrant entered into a Second Preferred Stock Modification Agreement (the "Agreement") with ManorCare Health Services, Inc. ("ManorCare"), a wholly owned subsidiary of HCR ManorCare, Inc., to modify the terms of the 200,000 shares of the Company's convertible preferred stock held by ManorCare.

          Under the terms of the Agreement, ManorCare irrevocably waived the right of the preferred stock to vote on an as-if-converted basis along with the common stock, except with respect to any proposal presented to the Company's stockholders to (i) wind up, dissolve or liquidate the Company or revoke or forfeit its charter, (ii) amend the Company's articles of incorporation, (iii) merge or consolidate or enter into an exchange agreement with another corporation, or (iv) sell, lease, transfer or otherwise dispose of all or substantially all of the Company's assets not in the usual and regular course of business. The waiver only applies in cases where the preferred stock has the right to vote on an as-if-converted basis with holders of common stock.

          In consideration for ManorCare entering into the Agreement, the Company waived the right to pay the 12% dividends on the preferred stock in the form of shares of common stock. The Company has in the past paid this dividend in the form of cash, and as a result of the waiver, will continue to do so.

          In addition to the 200,000 preferred shares, ManorCare continues to own 41% of the Company's outstanding common stock. The Agreement does not effect the voting rights of these shares of common stock. As a result of the Agreement, ManorCare no longer has majority voting power with respect to the election of the Company's Board of Directors.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5 -  OTHER INFORMATION - None.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits -
               Exhibit 27 - Financial Data Schedule.

               (b) Reports on Form 8-K - A report on Form 8-K was filed December 22, 1998 containing disclosure pursuant to Item 5 of Form 8-K. See ITEM 2 above.

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

                                                           In Home Health, Inc.
                                                    ---------------------------
                                                                     Registrant



Date:  February 1, 1999                                   /s/Wolfgang von Maack
                                                    ---------------------------
                                                             Wolfgang von Maack
                                                        Chief Executive Officer





Date:  February 1, 1999                               /s/Robert J. Hoffman, Jr.
                                                    ---------------------------
                                                         Robert J. Hoffman, Jr.
                                                 Acting Chief Financial Officer