Form 10-Q
period 1999-03-31
IN HOME HEALTH INC /MN/
filed 1999-05-13
CIK 818645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         As of March 31, 1999, the number of shares outstanding of the registrant's common stock, $.03 par value was 5,479,736 shares.

                              IN HOME HEALTH, INC.
                                TABLE OF CONTENTS


                                                                                     PAGE NO.
                                                                                     --------

PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  March 31, 1999 and September 30, 1998                                 2-3

                  Consolidated Statements of Income -
                  For the Three Months and Six Months Ended March 31,
                  1999 and 1998                                                           4

                  Consolidated Statements of Cash Flows -
                  For the Six Months Ended March 31,
                  1999 and 1998                                                           5

                  Notes to Unaudited Consolidated Financial Statements                  6-8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                           9-12

PART II.          OTHER INFORMATION                                                      13


                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (DOLLARS AND SHARES IN THOUSANDS)

                                     ASSETS


                                                          March 31, 1999   Sept. 30,
                                                           (Unaudited)       1998
                                                            --------       --------
Current Assets:
  Cash and cash equivalents                                 $ 19,495       $ 21,462
  Accounts receivable, net of allowances of $1,235 and
     $1,175 at March 31, 1999 and September 30, 1998,
     respectively                                             12,233         13,598
  Deferred income tax                                          1,161          1,269
  Prepaid expenses and other current assets                      964            970
                                                            --------       --------
       Total current assets                                   33,853         37,299
                                                            --------       --------
Property:
  Furniture and equipment                                      7,785          8,123
  Computer equipment and software                              6,591          6,771
  Leasehold improvements                                         494            529
                                                            --------       --------
     Total                                                    14,870         15,423
  Accumulated depreciation                                   (11,067)       (10,954)
                                                            --------       --------
       Property - net                                          3,803          4,469
                                                            --------       --------
Other Assets:
  Accounts receivable, long-term                                 977            988
  Goodwill, net                                                5,195          5,274
  Other assets                                                   255            330
                                                            --------       --------
     Total other assets                                        6,427          6,592
                                                            --------       --------
Total Assets                                                $ 44,083       $ 48,360
                                                            --------       --------
                                                            --------       --------



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (DOLLARS AND SHARES IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              March 31, 1999     Sept. 30,
                                                                                (Unaudited)         1998
                                                                                -----------      ---------
Current Liabilities:
  Current maturities of long-term debt                                             $    156       $    219
  Accounts payable                                                                    3,246          2,612
  Accounts payable - related party                                                      107            111
  Accrued liabilities:
     Third party                                                                      6,689         12,669
     Compensation                                                                     3,760          3,225
     Insurance                                                                        3,426          3,246
     Restructuring                                                                      272            456
     Other                                                                              612            538
                                                                                   --------       --------
       Total current liabilities                                                     18,268         23,076
                                                                                   --------       --------

Long-Term Debt                                                                           58             44
Deferred Revenue                                                                         14             41
Deferred Rent Payable                                                                   170            198
Deferred Income Tax                                                                   1,161          1,288
Commitments and Contingencies                                                          --             --

Redeemable Convertible Preferred Stock - $1.00 par value, $13,000 redemption value, authorized 130 shares; issued
  and outstanding March 31 and September 30 - 130 shares                             12,683         12,584

Shareholders' Equity:
  Redeemable Convertible Preferred Stock - $1.00 par value, $7,000 redemption value, authorized 70 shares; issued
     and outstanding March 31 and September 30 - 70 shares                            7,000          7,000
  Preferred stock - authorized 800 shares                                              --             --
  Common stock - $.03 par value, authorized 13,334 shares; issued and outstanding March 31 - 5,480 shares
       and September 30 - 5,479 shares                                                  164            164
  Additional paid-in capital                                                         23,675         23,675
  Retained deficit                                                                  (19,110)       (19,710)
                                                                                   --------       --------
   Total shareholders' equity                                                        11,729         11,129
                                                                                   --------       --------


Total Liabilities and Shareholders' Equity                                         $ 44,083       $ 48,360
                                                                                   --------       --------
                                                                                   --------       --------





            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   Three Months Ended      Six Months Ended
                                                        March 31                March 31
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Revenue (including favorable Medicare reserve
     adjustments of $2,139, $4,306, $2,196, and
     $4,229 for the respective periods)           $ 21,079    $ 26,439    $ 39,650    $ 54,297
                                                  --------    --------    --------    --------

Operating Expenses:
  Direct costs of revenue (primarily payroll
     related costs)                                 10,742      15,203      21,101      31,328
  General, administrative and selling expenses       9,211      10,708      17,245      21,767
                                                  --------    --------    --------    --------
     Total operating expenses                       19,953      25,911      38,346      53,095
                                                  --------    --------    --------    --------

Income from operations                               1,126         528       1,304       1,202
                                                  --------    --------    --------    --------

Interest:
  Interest income                                      273         274         618         490
  Interest expense                                     (17)         (7)        (23)        (37)
                                                  --------    --------    --------    --------
     Net interest income                               256         267         595         453
                                                  --------    --------    --------    --------

Income before income taxes                           1,382         795       1,899       1,655
Income tax expense                                    --          --          --          --
                                                  --------    --------    --------    --------

Net income                                        $  1,382    $    795    $  1,899    $  1,655
                                                  --------    --------    --------    --------
                                                  --------    --------    --------    --------

Net income available to common
  shareholders                                    $    732    $    120    $    600    $    306
                                                  --------    --------    --------    --------
                                                  --------    --------    --------    --------

Basic and diluted earnings per share              $    .13    $    .02    $    .11    $    .06
                                                  --------    --------    --------    --------
                                                  --------    --------    --------    --------




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                            1999        1998
                                                          --------    --------
Cash Flows From Operating Activities:
  Net income                                              $  1,899    $  1,655
  Adjustments:
     Depreciation and amortization                             759       1,312
     Loss on disposal of assets                                197         298
     Accounts receivable                                     1,376       1,052
     Prepaid expenses and other assets                          (2)      3,641
     Accounts payable                                          634        (869)
     Accounts payable - related party                           (4)         15
     Accrued liabilities                                    (5,375)     (1,721)
     Deferred revenue                                          (27)       (211)
     Deferred rent payable                                     (28)        (21)
     Deferred income tax                                       (19)        (84)
                                                          --------    --------

       Net cash provided (used) by operating activities       (590)      5,067
                                                          --------    --------

Cash Flows From Investing Activities:
  Acquisition of property                                      (57)        (48)
  Repayments of advances to officers and employees               7           8
                                                          --------    --------

     Net cash used by investing activities                     (50)        (40)
                                                          --------    --------

Cash Flows From Financing Activities:
  Payment of long-term debt                                   (127)       (516)
  Preferred dividends paid                                  (1,200)     (1,200)
                                                          --------    --------

     Net cash used by financing activities                  (1,327)     (1,716)
                                                          --------    --------

Cash and Cash Equivalents:
  Net increase (decrease)                                   (1,967)      3,311
  Beginning of period                                       21,462      13,853
                                                          --------    --------
     End of period                                        $ 19,495    $ 17,164
                                                          --------    --------
                                                          --------    --------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1999 and the results of operations for the three and six months and cash flows for the six months ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's fiscal 1998 Form 10-K.

2.       BASIC AND DILUTED EARNINGS PER SHARE

         The following table reflects the calculation of basic and diluted earnings per share for the three and six months ended March 31, 1999 and 1998.


                                       (in thousands, except per share amounts)
                                          THREE MONTHS          SIX MONTHS
                                       ------------------    ------------------
                                        1999        1998      1999        1998
                                       -------    -------    -------    -------
EARNINGS PER SHARE:
Net income                             $ 1,382    $   795    $ 1,899    $ 1,655
Dividends on preferred stock              (600)      (600)    (1,200)    (1,200)
Preferred stock accretion                  (50)       (75)       (99)      (149)
                                       -------    -------    -------    -------
Net income available to
  common shareholders                  $   732    $   120    $   600    $   306
                                       -------    -------    -------    -------
                                       -------    -------    -------    -------

Weighted average shares outstanding      5,480      5,466      5,480      5,466
                                       -------    -------    -------    -------
                                       -------    -------    -------    -------
Basic and diluted earnings per share   $   .13    $   .02    $   .11    $   .06
                                       -------    -------    -------    -------
                                       -------    -------    -------    -------



         Options to purchase 220,734 and 398,770 shares of common stock were outstanding at March 31, 1999 and 1998, respectively. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

         Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc., a wholly owned subsidiary of HCR Manor Care, Inc. ("HCR"), in October 1995. As of March 31, 1999, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance, while 70,000 shares can be redeemed only at the option of the Company on and after the fifth anniversary. The redeemable preferred shares are initially convertible into 3,333,334 common shares at an initial conversion price of $6.00 per share. In December 1998, an agreement was signed with HCR to modify the terms of the preferred shares. Under the terms of the modification agreement, HCR irrevocably waived the voting rights of the preferred stock, except with respect to any proposal presented to the Company's stockholders to (i) wind up, dissolve or liquidate the Company or revoke or forfeit its charter, (ii) amend the Company's articles of incorporation, (iii) merge or consolidate or enter into an exchange agreement with another corporation, or (iv) sell, lease, transfer or otherwise dispose of all or substantially all of the Company's assets not in the usual and regular course of business. In consideration, the Company waived its right to pay dividends on the preferred stock in shares of its common stock. The impact of the redeemable convertible preferred stock on diluted earnings per share would be anti-dilutive and, therefore, has been excluded from the computation of basic and diluted earnings per share.

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

         Total expenditures related to facilities consolidation were $42,000 during the six months ended March 31, 1999 as compared to $580,000 for the same period of the previous year. As of March 31, 1999, $272,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites, remain to be paid out and are included in other current liabilities. The restructuring plan is expected to be substantially complete by the end of the third quarter of fiscal 1999.

4.       COMMITMENTS AND CONTINGENCIES

         Approximately 50% and 59% of revenue for the six months ended March 31, 1999 and 1998, respectively, was derived from services provided to Medicare beneficiaries, for which payment is based on cost. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value.

         Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At March 31, 1999, total disputed costs were $3,405,000; the Company believes that recovery of $2,428,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $2,428,000 as of March 31, 1999.

         At March 31, 1999, disputed costs totaling $977,000 were not reserved, all of which relate to the compensation of physical therapists employed by the Company. The Medicare intermediary took the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which ruled in favor of the Company, declaring HCFA's decision contrary to law and setting it aside.

In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals. The Company, based on its assessment and the opinion of its legal counsel, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, continues to believe that it is probable that the Company will ultimately prevail in this case.

         At March 31, 1999, total accounts receivable (net of reserves) due from Medicare were $5,342,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $977,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $977,000 as a non-current asset. Accrued liabilities to third-party at March 31, 1999 represent payments from Medicare in excess of amounts that the Company believes it will be entitled to upon ultimate settlement of Medicare cost reports.

5.       INCOME TAXES

         At September 30, 1998, the Company had federal operating loss carryforwards of $9,100,000 which will expire in 2012. Management believes it is more likely than not that certain of these net operating loss carryforwards and other temporary differences may expire unused and, accordingly, has established a valuation allowance against them. During the six months ended March 31, 1999, income tax expense of $750,000 was offset by utilizing a portion of the net operating loss carryforwards versus $700,000 for the same period of the previous year.

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

         Revenue for the three and six months ended March 31, 1999 decreased 20% and 27%, respectively, over the same periods in the prior year. The decreases in revenue occurred primarily in cost reimbursed revenue due to cost reduction initiatives in response to lower Medicare payments under the new per-beneficiary limits announced in 1998. Visit Division revenue decreased 28% and 37% for the three and six months ended March 31, 1999 compared to the same periods last year due to a decrease in patient visits and corporate cost reductions implemented in an effort to minimize the impact of IPS. Extended Hours Division revenue declined 13% and 16% for the three and six months ended March 31, 1999 compared to the same periods last year due to a reduction in the volume of new low margin cases accepted and a lack of staffing for certain service offerings in several markets. Hospice Division revenue increased 16% and 14% for the three and six months ended March 31, 1999 as compared to last year due to increased patient census.

         The decline in second quarter 1999 revenue was offset in part by $2.2 million recorded as revenue in the second quarter because the Company received final settlements on several reimbursement issues with HCFA. Last year's second quarter results included two significant adjustments in recorded revenue. First, the Company successfully resolved several reimbursement disputes with HCFA resulting in a $4.4 million increase in revenue. Second, with HCFA's April 1, 1998 announcement of the per-beneficiary limits, effective retroactively to October 1, 1997, the Company recorded a $4.5 million reduction in fiscal 1998 year-to-date revenue.

         Direct costs, as a percent of revenue, were 51% and 53% for the three and six months ended March 31, 1999 versus 58% and 58% for the same periods of the previous year. These reductions were principally the result of the Company's cost reduction program.

         General, administrative and selling expenses for the three and six months ended March 31, 1999 were $9,211,000 and $17,245,000 compared to $10,708,000 and $21,767,000 for the same periods last year. The decreases were due to the cost reduction initiatives implemented last year. As a percent of revenue, however, such expenses increased to 44% and 43% from 41% and 40% last year due to the greater percentage decrease in revenue.

         Net interest income for the three and six months ended March 31, 1999 was $256,000 and $595,000 versus $267,000 and $453,000 for the same periods of the previous year.

         Net income for the three and six months ended March 31, 1999 was $1,382,000 and $1,899,000, compared to $795,000 and $1,655,000 for the same periods of the previous year. The increase in net income is due to the $2,183,000 in revenue recorded in the second quarter for Medicare-related settlements. Excluding the impact of this adjustment, the Company had net losses of $801,000 and $284,000 for the three and six months ended March 31, 1999. Excluding the impact of the positive resolution of disputes with HCFA last year, the Company had net losses of $3,606,000 and $2,746,000 for the three and six months ended March 31, 1998. The reductions in net losses in the current year compared to last year, excluding the foregoing adjustments, principally related to the Company's actions to reduce costs of services to Medicare patients in an effort to operate within the per-beneficiary limits announced by HCFA on April 1, 1998, applied retroactively to October 1, 1997.

         Net income available to common shareholders was $732,000 and $600,000 for the three and six months ended March 31, 1999, compared to $120,000 and $306,000 for the same periods of the previous year. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend to ManorCare Health Services, Inc., a wholly owned subsidiary of HCR Manor Care, Inc. ("HCR") for its $20 million preferred stock investment in In Home Health. Basic and diluted earnings per share were $.13 and $.11 compared to $.02 and $.06 last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents decreased $1,967,000 to $19,495,000 at March 31, 1999 from $21,462,000 at September 30, 1998. Net cash used by operating activities for the six months ended March 31, 1999 was $590,000. During the same period, the Company paid $1,200,000 to HCR for preferred stock dividends.

         Approximately 50% and 59% of revenue for the six months ended March 31, 1999 and 1998, respectively, was derived from services provided to Medicare beneficiaries, for which payment is based on cost. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered, and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value.

         Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At March 31, 1999, total disputed costs were $3,405,000; the Company believes that recovery of $2,428,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $2,428,000 as of March 31, 1999.

         At March 31, 1999, disputed costs totaling $977,000 were not reserved, all of which relate to the compensation of physical therapists employed by the Company. The Medicare intermediary took the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which ruled in favor of the Company, declaring HCFA's decision contrary to law and setting it aside. In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals. The Company, based on its assessment and the opinion of its legal counsel, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, continues to believe that it is probable that the Company will ultimately prevail in this case.

         At March 31, 1999, total accounts receivable (net of reserves) due from Medicare were $5,342,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $977,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $977,000 as a non-current asset. Accrued liabilities to third-party at March 31, 1999 represent payments from Medicare in excess of amounts that the Company believes it will be entitled to upon ultimate settlement of Medicare cost reports.

         The Company has unused letter of credit facilities from a commercial bank totaling $1,915,000. These credit facilities are collateralized by secured investments and will expire in December 1999.

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

         The Company began addressing the Year 2000 issue in fiscal 1997, primarily in the business systems area, such as general ledger, payroll, and accounts payable, which were modified and are now compliant. The programming changes for the internally developed operations systems have been completed. The wide area network and phone systems have also been updated. During the third quarter of fiscal 1999, the Company will be replacing its current hardware system and expects full Year 2000 compliance by the end of June 1999. The estimated cost of Year 2000 compliance is $275,000, and is not expected to have a material impact on the Company's financial performance.

         Principal risk areas for the Company would be the potential inability to bill its principal third-party payer, Medicare, for services rendered to patients, or the inability of the third-party payer's systems to recognize the billing data, delaying payment for services rendered. HCFA's December 31, 1998

Quarterly Progress Report, revised March 4, 1999, states that all 25 of their internal mission critical systems and 54 of 82 external mission critical systems are compliant. The Company's principal Fiscal Intermediary, United Government Services, anticipates all information technology under their control will be compliant by November 1, 1999. The Company is not aware of any significant exposure due to its own or the systems of third-parties; however, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that such failure would not have a material adverse impact on the Company. The Company will continue to monitor information provided by HCFA and United Government Services and develop contingency plans as conditions merit.

FORWARD LOOKING INFORMATION

         Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependent upon government regulation, third party reimbursement, competition and factors affecting the health care industry in general. The Company's future results of operations and financial condition will be affected by factors such as (i) proposed changes to the Medicare reimbursement system from a retrospective cost-based system to a prospective payment system, (ii) settlements which may be reached with HCFA regarding cost reports, and (iii) its ability to establish and maintain close working relationships with referral sources, including payers, hospitals, physicians and other health care professionals. As a result of these developments, the Company is not able to conclude that it is more likely than not that it will be able to generate future earnings which will allow it to utilize its NOLs and, accordingly, has established a valuation allowance against the NOLs. Please refer to our Form 10-K for the fiscal year ended September 30, 1998 for a more thorough discussion of forward looking information.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS - None.

ITEM 2 -  CHANGE IN SECURITIES - None.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          The Company held its Annual Meeting of Shareholders on February 24, 1999. The shareholders present in person or in proxy voted to elect the present board of directors. Each nominee received the number of votes indicated below. There were no broker non-votes with respect to the election of directors.


          Nominees                                  Votes for    Withheld
          --------                                  ---------    --------

          Wolfgang von Maack                        5,049,885     85,926
          James J. Lynn, Ed.D.                      5,047,383     88,428
          C. Michael Ford                           5,049,039     86,772
          Judith Lloyd Storfjell, Ph.D.             5,050,054     85,757
          Marvin Wilensky                           5,046,263     89,548


          The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1999 by a vote of 5,046,792 shares in favor, 73,600 shares against, 15,419 abstaining and zero shares broker non-voted. The shareholders also ratified the Non-Employee Director Stock Compensation Plan by a vote of 4,947,038 shares in favor, 163,772 shares against, 25,001 abstaining and zero shares broker non-voted.

ITEM 5 -  OTHER INFORMATION - None.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -
          Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K - None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   In Home Health, Inc.
                                     ----------------------------------
                                                             Registrant




Date:  May 13, 1999                              /s/ Wolfgang Von Maack
                                     ----------------------------------
                                                     Wolfgang von Maack
                                                Chief Executive Officer





Date:  May 13, 1999                          /s/ Robert J. Hoffman, Jr.
                                     ----------------------------------
                                                 Robert J. Hoffman, Jr.
                                                Chief Financial Officer