Form 10-Q
period 1999-06-30
IN HOME HEALTH INC /MN/
filed 1999-07-26
CIK 818645

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999


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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              --

         As of June 30, 1999, the number of shares outstanding of the registrant's common stock, $.03 par value was 5,479,736 shares.

                              IN HOME HEALTH, INC.
                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------


PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  June 30, 1999 and September 30, 1998                                   2-3

                  Consolidated Statements of Income -
                  For the Three Months and Nine Months Ended June 30,
                  1999 and 1998                                                          4

                  Consolidated Statements of Cash Flows -
                  For the Nine Months Ended June 30,
                  1999 and 1998                                                          5

                  Notes to Unaudited Consolidated Financial Statements                   6-8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                             9-12

PART II.          OTHER INFORMATION                                                      13

                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (DOLLARS AND SHARES IN THOUSANDS)



                                     ASSETS




                                                                              June 30, 1999             Sept. 30,
                                                                               (Unaudited)                1998
                                                                              -------------           -----------
Current Assets:
  Cash and cash equivalents                                                    $    19,094           $    21,462
  Accounts receivable, net of allowances of $1,094 and
     $1,175 at June 30, 1999 and September 30, 1998,
     respectively                                                                   11,897                13,598
  Deferred income tax                                                                1,075                 1,269
  Prepaid expenses and other current assets                                            831                   970
                                                                                ----------           -----------
       Total current assets                                                         32,897                37,299
                                                                                ----------           -----------

Property:
  Furniture and equipment                                                            7,365                 8,123
  Computer equipment and software                                                    6,640                 6,771
  Leasehold improvements                                                               441                   529
                                                                                ----------           -----------
     Total                                                                          14,446                15,423
  Accumulated depreciation                                                         (10,939)              (10,954)
                                                                                ----------           -----------
       Property - net                                                                3,507                 4,469
                                                                                ----------           -----------

Other Assets:
  Accounts receivable, long-term                                                       977                   988
  Goodwill, net                                                                      5,155                 5,274
  Other assets                                                                         245                   330
                                                                                ----------           -----------
     Total other assets                                                              6,377                 6,592
                                                                                ----------           -----------

Total Assets                                                                    $   42,781           $    48,360
                                                                                ----------           -----------
                                                                                ----------           -----------

                     SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                           IN HOME HEALTH, INC.
                                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                    (DOLLARS AND SHARES IN THOUSANDS)

                                  LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                              June 30, 1999            Sept. 30,
                                                                               (Unaudited)               1998
                                                                              -------------            ---------
Current Liabilities:
  Current maturities of long-term debt                                             $    111             $     219
  Accounts payable                                                                    2,973                 2,612
  Accounts payable - related party                                                      123                   111
  Accrued liabilities:
     Third party                                                                      5,372                12,669
     Compensation                                                                     3,847                 3,225
     Insurance                                                                        3,363                 3,246
     Restructuring                                                                      150                   456
     Other                                                                              600                   538
                                                                                   --------              --------
       Total current liabilities                                                     16,539                23,076
                                                                                   --------              --------

Long-Term Debt                                                                           48                    44
Deferred Revenue                                                                          7                    41
Deferred Rent Payable                                                                   151                   198
Deferred Income Tax                                                                   1,075                 1,288
Commitments and Contingencies                                                           --                    --

Redeemable Convertible Preferred Stock - $1.00 par value, $13,000 redemption value, authorized 130 shares; issued
  and outstanding June 30 and September 30 - 130 shares                              12,732                12,584

Shareholders' Equity:
  Redeemable Convertible Preferred Stock - $1.00 par value, $7,000 redemption value, authorized 70 shares; issued and outstanding June 30 and
     September 30 - 70 shares                                                         7,000                 7,000
  Preferred stock - authorized 800 shares                                               --                    --
  Common stock - $.03 par value, authorized 13,334 shares; issued and
     outstanding June 30 - 5,480 shares and September 30 - 5,479 shares                 164                   164
  Additional paid-in capital                                                         23,675                23,675
  Retained deficit                                                                  (18,610)              (19,710)
                                                                                   --------              --------
Total shareholders' equity                                                           12,229                11,129
                                                                                   --------              --------

Total Liabilities and Shareholders' Equity                                         $ 42,781              $ 48,360
                                                                                   --------              --------
                                                                                   --------              --------


                      SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        Three Months Ended            Nine Months Ended
                                                                             June 30                       June 30
                                                                     ----------------------        ----------------------
                                                                        1999           1998           1999           1998
                                                                     -------        -------        -------        -------
Revenue [including (unfavorable) favorable
     Medicare reserve adjustments of ($55),
     ($66), $2,141, and $4,163 for the
     respective periods]                                             $20,165        $22,904        $59,815        $77,201
                                                                     -------        -------        -------        -------

Operating Expenses:
  Direct costs of revenue (primarily payroll
     related costs)                                                   11,237         12,604         32,338         43,932
General, administrative and selling expenses                           8,030          9,665         25,275         31,432
                                                                     -------        -------        -------        -------
Total operating expenses                                              19,267         22,269         57,613         75,364
                                                                     -------        -------        -------        -------
Income from operations                                                   898            635          2,202          1,837
                                                                     -------        -------        -------        -------
Interest:
  Interest income                                                        256            321            874            811
  Interest expense                                                        (5)           (20)           (28)           (57)
                                                                     -------        -------        -------        -------
        Net interest income                                              251            301            846            754
                                                                     -------        -------        -------        -------
Income before income taxes                                             1,149            936          3,048          2,591
Income tax expense                                                        --             --             --             --
                                                                     -------        -------        -------        -------

Net income                                                           $ 1,149        $   936        $ 3,048        $ 2,591
                                                                     -------        -------        -------        -------
                                                                     -------        -------        -------        -------
Net income available to common
  shareholders                                                       $   500        $   287        $ 1,100        $   593
                                                                     -------        -------        -------        -------
                                                                     -------        -------        -------        -------
Basic and diluted earnings per share                                 $   .09        $   .05        $   .20        $   .11
                                                                     -------        -------        -------        -------
                                                                     -------        -------        -------        -------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)



                                                                                  1999           1998
                                                                               -------        -------
Cash Flows From Operating Activities:
  Net income                                                                   $ 3,048        $ 2,591
  Adjustments:
       Depreciation and amortization                                             1,107          1,913
       Loss on disposal of assets                                                  322            267
       Accounts receivable                                                       1,712          1,387
       Prepaid expenses and other assets                                           130          3,634
       Accounts payable                                                            361         (1,696)
       Accounts payable - related party                                             12          4,108
       Accrued liabilities                                                      (6,802)        (3,475)
       Deferred revenue                                                            (34)          (316)
     Deferred rent payable                                                         (47)           (41)
     Deferred income tax                                                           (19)           (84)
                                                                               -------        -------

       Net cash (used) provided by operating activities                           (210)         8,288
                                                                               -------        -------

Cash Flows From Investing Activities:
  Acquisition of property                                                         (185)           (28)
  Repayments of advances to officers and employees                                   9              7
                                                                               -------        -------

     Net cash used by investing activities                                        (176)           (21)
                                                                               -------        -------

Cash Flows From Financing Activities:
  Payment of long-term debt                                                       (182)          (662)
  Preferred dividends paid                                                      (1,800)        (1,800)
                                                                               -------        -------

     Net cash used by financing activities                                      (1,982)        (2,462)
                                                                               -------        -------

Cash and Cash Equivalents:
  Net (decrease) increase                                                       (2,368)         5,805
  Beginning of period                                                           21,462         13,853
                                                                               -------        -------
     End of period                                                             $19,094        $19,658
                                                                               -------        -------
                                                                               -------        -------



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1999 and the results of operations for the three and nine months and cash flows for the nine months ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's fiscal 1998 Form 10-K.

2.   BASIC AND DILUTED EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share for the three and nine months ended June 30, 1999 and 1998.



                                                         (in thousands, except per share amounts)
                                                             Three Months        Nine Months
                                                           ---------------     ----------------
                                                            1999      1998      1999      1998
                                                           ------    ------    ------    ------
       EARNINGS PER SHARE:
       Net income                                          $1,149    $  936    $3,048    $2,591
       Dividends on preferred stock                         (600)      (600)   (1,800)   (1,800)
       Preferred stock accretion                             (49)       (49)     (148)     (198)
                                                           ------    ------    ------    ------
       Net income available to
         common shareholders                               $  500    $  287    $1,100    $  593
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------
       Weighted average shares outstanding                  5,480     5,466     5,480     5,466
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------
       Basic and diluted earnings per share                $  .09    $  .05    $  .20    $  .11
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------

     Options to purchase 503,896 and 356,981 shares of common stock were outstanding at June 30, 1999 and 1998, respectively. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc., a wholly owned subsidiary of HCR Manor Care, Inc. ("HCR"), in October 1995. As of June 30, 1999, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance, while 70,000 shares can be redeemed only at the option of the Company on and after the fifth anniversary. The redeemable preferred shares are initially convertible into 3,333,334 common shares at an initial conversion price of $6.00 per share. In December 1998, an agreement was signed with HCR to modify the terms of the preferred shares. Under the terms of the modification agreement, HCR irrevocably waived the voting rights of the preferred stock, except with respect to any proposal presented to the Company's stockholders to (i) wind up, dissolve or liquidate the Company or revoke or forfeit its charter, (ii) amend the Company's articles of incorporation, (iii) merge or consolidate or enter into an exchange agreement with another corporation, or (iv) sell, lease, transfer or otherwise dispose of all or substantially all of the Company's assets not in the usual and regular course of business. In consideration, the Company waived its right to pay dividends on the preferred stock in shares of its common stock. The impact of the redeemable convertible preferred stock on diluted earnings per share would be anti-dilutive and, therefore, has been excluded from the computation of basic and diluted earnings per share.

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

     Total expenditures related to facilities consolidation were $107,000 during the nine months ended June 30, 1999 as compared to $566,000 for the same period of the previous year. As of June 30, 1999, $150,000 of costs, comprised of lease costs and related equipment write-offs associated with vacated sites, remain to be paid out and are included in other current liabilities. The restructuring plan is substantially complete.

4.   COMMITMENTS AND CONTINGENCIES

     Approximately 49% and 56% of revenue for the nine months ended June 30, 1999 and 1998, respectively, was derived from services provided to Medicare beneficiaries, for which payment is based on cost. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered, and the Company files cost reports annually, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value.

     Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At June 30, 1999, total disputed costs were $3,372,000; the Company believes that recovery of $2,395,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $2,395,000 as of June 30, 1999.

     At June 30, 1999, unreserved disputed costs totaling $977,000 related to the compensation of physical therapists employed by the Company. The Medicare intermediary took the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which ruled in favor of the Company, declaring HCFA's decision contrary to law and setting it aside. In August 1998,

HCFA appealed the decision to the Eighth Circuit Court of Appeals, where this case was heard in June 1999. The decision of the Eighth Circuit is pending. The Company, based on its assessment and the opinion of its legal counsel, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, continues to believe that it is probable that the Company will ultimately prevail in this case.

     At June 30, 1999, total accounts receivable (net of reserves) due from Medicare were $6,237,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $977,000 will not be realized within the next twelve months, and accordingly, has classified such receivables as non-current. Accrued liabilities to third-party at June 30, 1999 represent payments from Medicare in excess of amounts that the Company believes it will be entitled to upon ultimate settlement of Medicare cost reports.

5.   INCOME TAXES

     At September 30, 1998, the Company had federal operating loss carryforwards of $9,100,000 which will expire in 2012. Management believes it is more likely than not that certain of these net operating loss carryforwards and other temporary differences may expire unused and, accordingly, has established a valuation allowance against them. During the nine months ended June 30, 1999, income tax expense of $1,200,000 was offset by utilizing a portion of the net operating loss carryforwards versus $1,100,000 for the same period of the previous year.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for the Company in fiscal 1999. The Company is continuing to evaluate the effect of SFAS No. 131 on its financial statement disclosures and will implement the Standard in its fiscal 1999 Form 10-K.

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

       Revenue for the three and nine months ended June 30, 1999 decreased 12% and 23%, respectively, over the same periods in the prior year. The decreases in revenue occurred primarily in cost reimbursed revenue due to cost reduction initiatives in response to lower Medicare payments under the new per-beneficiary limits announced in 1998. Visit Division revenue decreased 17% and 32% for the three and nine months ended June 30, 1999 compared to the same periods last year due to a decrease in patient visits and corporate cost reductions implemented in an effort to minimize the impact of IPS. Extended Hours Division revenue declined 13% and 15% for the three and nine months ended June 30, 1999 compared to the same periods last year due to a reduction in the volume of new low margin cases accepted and a lack of staffing for certain service offerings in several markets. Hospice Division revenue increased 13% and 14% for the three and nine months ended June 30, 1999 as compared to last year due to increased patient census.

       Direct costs, as a percent of revenue, were 56% and 54% for the three and nine months ended June 30, 1999 versus 55% and 57% for the same periods of the previous year.

       General, administrative and selling expenses for the three and nine months ended June 30, 1999 were $8,030,000 and $25,275,000 compared to $9,665,000 and $31,432,000 for the same periods last year. The decreases were due to the cost reduction initiatives implemented last year. As a percent of revenue, such expenses were 40% and 42% for the three and nine months ended June 30, 1999 versus 42% and 41% last year.

       Net interest income for the three and nine months ended June 30, 1999 was $251,000 and $846,000 versus $301,000 and $754,000 for the same periods of the previous year.

       Net income for the three and nine months ended June 30, 1999 was $1,149,000 and $3,048,000, compared to $936,000 and $2,591,000 for the same periods of the previous year. Net income available to common shareholders was $500,000 and $1,100,000 for the three and nine months ended June 30, 1999, compared to $287,000 and $593,000 for the same periods of the previous year. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend to ManorCare Health Services, Inc., a wholly owned subsidiary of HCR Manor Care, Inc. ("HCR") for its $20 million preferred stock investment in the Company. Basic and diluted earnings per share were $.09 and $.20 for the three and nine month periods ended June 30, 1999, compared to $.05 and $.11 for the same periods of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents decreased $2,368,000 to $19,094,000 at June 30, 1999 from $21,462,000 at September 30, 1998. Net cash used by operating activities for the nine months ended June 30, 1999 was $210,000. During the same period, the Company paid $1,800,000 to HCR for preferred stock dividends.

       Approximately 49% and 56% of revenue for the nine months ended June 30, 1999 and 1998, respectively, was derived from services provided to Medicare beneficiaries, for which payment is based on cost. Payments for reimbursable services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered, and the Company files cost reports annually, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value.

       Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At June 30, 1999, total disputed costs were $3,372,000; the Company believes that recovery of $2,395,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $2,395,000 as of June 30, 1999.

       At June 30, 1999, unreserved disputed costs totaling $977,000 related to the compensation of physical therapists employed by the Company. The Medicare intermediary took the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which ruled in favor of the Company, declaring HCFA's decision contrary to law and setting it aside. In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals, where this case was heard in June 1999. The decision of the Eighth Circuit is pending. The Company, based on its assessment and the opinion of its legal counsel, Lindquist & Vennum P.L.L.P. of Minneapolis, Minnesota, continues to believe that it is probable that the Company will ultimately prevail in this case.

       At June 30, 1999, total accounts receivable (net of reserves) due from Medicare were $6,237,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $977,000 will not be realized within the next twelve months, and accordingly, has classified such receivables as non-current. Accrued liabilities to third-party at June 30, 1999 represent payments from Medicare in excess of amounts that the Company believes it will be entitled to upon ultimate settlement of Medicare cost reports.

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

       The Company began addressing the Year 2000 issue in fiscal 1997, primarily in the business systems area, such as general ledger, payroll, and accounts payable, which were modified and are now compliant. The programming changes for the internally developed operations systems have been completed. The wide area network and phone systems have also been updated. During the third quarter of fiscal 1999, the Company replaced its current hardware system and is substantially Year 2000 compliant. The estimated cost of Year 2000 compliance is $275,000, and is not expected to have a material impact on the Company's financial performance.

       Principal risk areas for the Company would be the potential inability to bill its principal third-party payer, Medicare, for services rendered to patients, or the inability of the third-party payer's systems to recognize the billing data, delaying payment for services rendered. HCFA's March 31, 1999 Quarterly Progress Report states that all 25 of their internal mission critical systems are compliant. Of their external mission critical systems, 75 of 82 are compliant and the remaining 7 are to be retired. The Company's principal Fiscal Intermediary, United Government Services, anticipates all information technology under their control will be compliant by November 1, 1999. The Company is not aware of any significant exposure due to its own or the systems of third-parties; however, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that such failure would not have a material adverse impact on the Company. The Company will continue to monitor information provided by HCFA and United Government Services and develop contingency plans as conditions merit.

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


                                                           IN HOME HEALTH, INC.
                                          -------------------------------------
                                                                     Registrant




Date:  July 26, 1999                                      /S/WOLFGANG VON MAACK
                                          -------------------------------------
                                                             Wolfgang von Maack
                                                        Chief Executive Officer





Date:  July 26, 1999                                 /S/ROBERT J. HOFFMAN, JR.
                                          -------------------------------------
                                                         Robert J. Hoffman, Jr.
                                                        Chief Financial Officer