Form 10-K
period 1999-09-30
IN HOME HEALTH INC /MN/
filed 1999-12-10
CIK 818645

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-17490

                              IN HOME HEALTH, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                     41-1458213
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
incorporation or organization)

CARLSON CENTER, SUITE 500
601 CARLSON PARKWAY
MINNETONKA, MINNESOTA                                    55305-5214
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ---

Based on the closing sale price of $3.25 on the NASDAQ National Market System, as of November 18, 1999 the aggregate market value of the registrant's common stock held by nonaffiliates was $10,522,229.

As of November 18, 1999 the number of shares outstanding of the registrant's common stock, $.03 par value was 5,520,553 shares.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held February 23, 2000, (the "2000 Proxy Statement"), a definitive copy of which will be filed within 120 days of the close of the past fiscal year, is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                       Page(s)

PART I    Item 1.  Business............................................  3-9
          Item 2.  Properties..........................................    9
          Item 3.  Legal Proceedings................................... 9-10
          Item 4.  Submission of Matters to a Vote of Security Holders.   10

PART II   Item 5.  Market for Registrant's Common Equity and
                   Related Stockholders Matters.......................    11
          Item 6.  Selected Financial Data............................    11
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................ 12-17
          Item 8.  Financial Statements and Supplementary Data........ 18-35
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure................    18

PART III  Item 10. Directors and Executive Officers...................    36
          Item 11. Executive Compensation.............................    36
          Item 12. Security Ownership of Certain Beneficial
                   Owners and Management..............................    36
          Item 13. Certain Relationships and Related Transactions.....    36

PART IV   Item 14. Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K............................ 36-37

SIGNATURES............................................................    38

                                     PART I

ITEM 1.           BUSINESS
                 ----------
                  In Home Health, Inc. (the "Company") specializes in providing comprehensive health care services to clients of all ages in their homes. The Company's services include nursing, infusion therapy, hospice, rehabilitation, personal care and homemaking. The Company currently provides services from 39 offices in 20 geographic markets located in 15 states under the trade names "In Home Health" or "Home Health Plus."

                  The Company was incorporated in Minnesota in 1983 and is the successor to the business of a non-profit corporation which provided home health services in Minneapolis-St. Paul beginning in 1977. In October 1995, the Company consummated transactions with ManorCare Health Services, a wholly owned subsidiary of Manor Care, Inc., whereby ManorCare Health Services acquired 64% of the voting power of the Company's voting capital stock and the Company received net cash proceeds of approximately $18 million. In September 1998, Manor Care, Inc. ("Manor Care") was merged with a wholly owned subsidiary of Health Care and Retirement Corporation.

                  SERVICES

                  The Company offers its clients a broad range of professional and support services to meet medical and personal needs at home. All home health services are provided under a plan of care and orders from the client's physician. Services are available on a 24-hour a day basis every day of the year. Office hours are from 8 a.m. to 5 p.m. Monday through Friday, although personnel are available to respond to emergencies and fulfill service requests at all times.

                  In fiscal 1999, approximately 38% of the Company's revenue was derived from paraprofessional services provided by home health aides and homemaker/companions, 28% was derived from medical/surgical nursing, 18% from hospice services, 13% was attributable to rehabilitation services, and 3% from infusion pharmacy products and medical supplies.

                  The Company receives payment for its services from various sources. The following summarizes the Company's revenue by payer source:

                                                                    YEAR ENDED SEPTEMBER 30
                                                         -----------------------------------------
                                                              1999              1998          1997
                                                              ----              ----          ----
         Medicare, cost reimbursement (1)                      48%               55%           56%
         Insurance and county governments                      18%               17%           19%
         Private payers                                        17%               16%           16%
         Medicare hospice benefit, per diem based              17%               12%            9%
                                                              ----              ----          ----
                                                              100%              100%          100%

                  (1) Fiscal 1997 revenue was reduced by a $17,101,000 increase to Medicare reserves. See Note 5 to the financial statements.

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

                  Registered Nurses/Case Managers provide a broad range of nursing care including skilled observation and assessment, teaching and technical procedures.

                  Licensed Practical/Vocational Nurses perform many technical nursing procedures, such as injections and dressing changes.

                  Pharmacists prepare and dispense drug and nutritional therapies by physician order and monitor the client's treatment.

                  Home Health Aides provide personal care such as bathing, assistance with walking, and other activities of daily living that do not require professional nursing expertise.

                  Homemakers/Companions assist with meal preparation and housekeeping and provide companionship that can help maintain independent living.

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

                  OPERATIONS

                  The Company manages its operations geographically through 39 office locations consisting of 33 branches and 6 satellites. Each of the Company's branches provide Visit and Extended Hours services. In addition, 25 branches provide Hospice services. Visit services provide clients with short-term care, usually up to two hours per visit. Extended Hours services provide clients with care up to 24 hours per day. Hospice services provide palliative care through an interdisciplinary team to terminally ill clients and their families. Hospice services are available to patients at home, in skilled nursing and assisted living facilities and in the hospital. Visit services are charged by the visit, Extended Hours services are charged by the hour and Hospice services are charged by the day.

                  Each office operates with a staff of professionals, including one or more home care coordinators who are registered nurses. The client is assigned to a registered nurse/case manager or therapist for case management. The home care coordinator establishes a plan of care for each client with the client's physician, supervises the services received by the client, and assesses the client's response to and need for continued care. Rehabilitation, nursing and other personnel provide services according to the physician's plan of care.

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

                  COMPETITION

                  The home health care business is highly competitive. There are three different types of providers involved in home health services:

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

                  The federal government has significantly increased the financial and human resources allocated to enforcing the fraud and abuse laws. In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. ORT has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program. ORT has been expanded to all fifty states. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and durable medical equipment areas. No assurance can be given that the practices of the Company, if reviewed, would be found to be in compliance with such laws or with any future laws, as such laws ultimately may be interpreted.

                  Additionally, the Health Care Financing Administration ("HCFA") of the U.S. Department of Health and Human Services, the federal agency responsible for the rules governing Medicare and Medicaid, has implemented "Wedge Surveys" in at least 13 states. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA reviews a small, limited number of claims over a two-month period and extrapolates the percentage which was paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

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

                  Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has not adopted comprehensive health care reform legislation, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and in the future will propose and adopt legislation effecting fundamental changes in the health care delivery system. Legislative debate regarding changes to the health care delivery system and payment systems is expected to continue in the future. The Balanced Budget Act of 1997 (the "Budget Act") contains numerous changes in reimbursement to health care providers and has significantly affected the health care industry. Additionally, the level of net revenues and profitability of the Company, like those of other health care providers, will be affected by the continuing efforts of other payers to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services, negotiating reduced contract pricing and setting capitation arrangements.

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

                  The Budget Act required HCFA to implement a prospective payment system ("PPS") for home health agencies by October 1, 1999, and until that time created an interim payment system ("IPS") that provides for lowering reimbursement limits for home health visits. Under the Budget Act, home health agencies are reimbursed the lesser of (i) actual, reasonable costs, (ii) per-visit cost limits based on 105% of median costs of freestanding home health agencies, or (iii) agency-specific per-beneficiary cost limits, based on 98% of 1994 costs, adjusted for inflation. In addition, the Budget Act provided that if the Secretary of the Department of Health and Human Services ("HHS") failed to implement a PPS by October l, 1999, the cost limits and per-beneficiary limits would be reduced an additional 15% on that date. The IPS program rates were announced April 1, 1998, but given effect retroactively to October 1, 1997. As a result of the new per-beneficiary cost limits, together with the per-visit limits, the Company recorded a $4.5 million reduction to fiscal 1998 revenue. This adjustment reflected the Company's estimate of the impact of IPS on revenue and is subject to audit and review by Medicare.

                  Effective October 1, 1998, the Appropriations Act revised the Medicare IPS for home health agencies. The Appropriations Act acknowledged HHS's inability to meet the October 1, 1999 PPS deadline by delaying the statutory implementation date of PPS until October 1, 2000. The Appropriations Act also delays until October 1, 2000 the provision that mandated a 15% cut to limits if PPS implementation is delayed. The 1999 Appropriations Act further delayed the 15% limit reduction to October 2001. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services. The Appropriations Act also responds to widespread concerns about inadequate payments to home health agencies under IPS by modifying per-beneficiary limits. Specifically, for providers with a 12-month cost reporting period ending in fiscal 1994, each home health agency below the national median per-beneficiary limit will have its limit increased by one-third of the difference between its limit and the national median. Payments to agencies without a 12-month cost reporting period ending in fiscal 1994, but for which the first cost reporting period begins before fiscal 1999, will be increased by two percent. In addition, the Appropriations Act increases the per-visit limit from 105% to 106% of the national median cost.

                  INSURANCE

                  General and professional liability insurance is maintained by the Company which includes coverage up to $25,000,000 per location. There can be no assurance that the Company will not be subject to claims in excess of its insurance coverage or that such insurance will continue to be available.

                  SERVICE MARKS AND TRADEMARKS

                  The Company operates under the names "In Home Health" and "Home Health Plus," which are registered service marks. The Company believes that because its business is derived principally from referrals by other health care providers, it is not materially dependent on any trademarks or service marks.

                  EMPLOYEES

                  On September 30, 1999, the Company employed approximately 700 persons on a full-time basis and 1,600 persons on a part-time basis. Substantially all of the part-time employees were direct caregivers. None of the Company's employees are represented by unions.

                  RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which was effective for the Company in fiscal 1999. SFAS 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company's management analyzes operating performance on a geographic basis and considers each branch an operating segment. All branches offer substantially the same services to similar types of clients entirely within the United States. Additionally, all branches operate in the same regulatory environment and utilize similar processes to provide care to their clients. For financial reporting purposes, all the Company's operating segments are aggregated into one reportable segment. Therefore, the Company has concluded that the current reportable segment is consistent with the "management approach" methodology outlined in SFAS 131.

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company on October 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers and members of the Board of Directors of the Company are as follows:

                  NAME                               AGE               POSITION(S) HELD
                 ------                             -----             ------------------
                  Wolfgang von Maack (1) (5) (6)     59                Director and Chairman, President and Chief Executive
                                                                       Officer

                  Clyde Michael Ford (4) (5)         61                Director

                  Robert J. Hoffman, Jr. (2)         44                Corporate Secretary, Treasurer and Chief Financial Officer

                  James J. Lynn, Ed. D. (4) (6)      57                Director

                  Judith Irene Storfjell, Ph. D. (5) 56                Director

                  Eugene Terry (3)                   61                Director

                  (1) Mr. von Maack was elected to the Board of Directors
                      June 6, 1997 and elected Chairman of the Board
                      November 17, 1998.
                  (2) Mr. Hoffman was appointed Secretary June 22, 1998, elected
                      Chief Financial Officer February 24, 1999, and elected Treasurer June 8, 1999.
                  (3) Mr. Terry was appointed as a member of the Board of
                      Directors September 30, 1999, filling the vacancy resulting from the resignation of Mr. Wilensky.
                  (4) Member of the Audit Committee.
                  (5) Member of the Compensation Committee.
                  (6) Member of the Nominating Committee.

                  Mr. von Maack has served as President and Chief Executive Officer of the Company since May 1997 and Chairman of the Board since November 1998. He had been Senior Vice President, Healthcare Services of ManorCare Health Services, Inc. from June 1990 to December 1998 and was Vice President, Operations of ManorCare Health Services, Inc. from March 1988 to June 1990.

                  Mr. Ford has been a member of the Board of Directors of the Company since November 1998. He has been the owner and Chairman of the Board of Montpelier Corporation since October 1997. He was elected to the Board of Directors of Krug International, a manufacturer of children's safety products, in October 1999. He had served as Vice President, Development of Columbia/HCA Healthcare Corporation from September 1994 to September 1997. He was Vice President of Marketing for Meditrust from October 1993 to September 1994. He was employed by Charter Medical Corporation from June 1976 to 1990 in a variety of positions, including Secretary and Treasurer and Executive Vice President of Finance, Chief Financial Officer and member of the Board of Directors.

                  Mr. Hoffman has served as Corporate Secretary and Acting Chief Financial Officer since June 1998, Chief Financial Officer since February 1999, and Treasurer of the Company since June 1999. He was employed by Manor Care Inc., from 1982 through 1998 in a variety of positions including Director of Internal Audit, Controller of Rehab Services Division, Director of Financial Analysis, and Director of SEC Compliance/Lodging Accounting. He previously served as Assistant Controller for Makro Self Service Corporation from 1981 to 1982.

                  Mr. Lynn has been a Director of the Company since 1987 and served as Director of Management Development of the Company from October 1995 to October 1998. He had served as Vice President of the Company on a nominal basis from 1986 to 1990. Since 1981 Mr. Lynn has been a principal of Lynn & Associates, a management consulting company of which Mr. Lynn is the founder and President.

                  Dr. Storfjell has been a Director of the Company since November 1998. She has served as President of Lloyd Consultants, LLC since 1986 and Assistant Professor, Department of Public Health Nursing, College of Nursing Graduate Faculty, University of Illinois at Chicago since 1988. She was a Lecturer, School of Nursing at the University of Michigan from 1987 to 1988. She was President and founder of Health Care at Home Management Corporation from 1979 to 1986. She previously served as a Public Health Nursing Supervisor for Berrien County, Benton Harbor, Michigan from 1974 to 1978, as a Teacher for Beirut Overseas School, Beirut, Lebanon, and a variety of other nursing positions from 1966 to 1970.

                  Mr. Terry was appointed as a Director of the Company in September 1999. He has been an executive of TC Solutions, a consulting venture capital company, since 1997. He has been a Director of Proxymed, a health care information services firm, since 1994 and a Director of Ivonyx, an infusion company, since 1989.

ITEM 2.           PROPERTIES
                  ----------
                  The Company's executive offices are located in Minnetonka, Minnesota, a suburb of Minneapolis, in approximately 21,000 square feet of leased space.

                  The Company's 39 office locations each lease approximately 1,000 to 8,000 square feet of office space in their respective locations. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------
                  The Company has several pending cases which challenge the disallowance of reimbursement by the fiscal intermediaries of the U.S. Department of Health and Human Services ("HHS") for various categories of costs incurred by the Company in providing services to Medicare beneficiaries. These cases are pending before HHS's Provider Reimbursement Review Board ("PRRB"), an administrative tribunal, before the United States District Court for the District of Minnesota ("District Court") or before the United States Court of Appeals for the Eighth Circuit ("Court of Appeals"). Each case involves specific Company branch offices for specific fiscal years, but has precedential value for the same type of costs for other branch office fiscal years. Following a PRRB ruling, either the Company or the fiscal intermediary may request that HHS review the PRRB decision. If HHS declines review, the PRRB's decision is viewed as the final agency decision. If HHS reviews the PRRB decision, the HHS decision based on that review is the final agency decision. The Company may then seek judicial review in United States District Court. The pending cases are summarized below:

                  1. In May 1996, the Company filed a case in the District Court challenging the application of certain HHS Salary Equivalency Guidelines to its employee physical therapists. The Company maintains, among other things, that the Guidelines are only applicable to physical therapists that are independent contractors. The reimbursement impact (i.e., ignoring other challenged disallowances, the amount by which the Company's Medicare reimbursement is reduced) of the disallowances in dispute, representing costs incurred in the fiscal year ended September 30, 1992, is approximately $207,000. Similar disallowances have also been made in fiscal years ended September 30, 1991, 1993 and 1994, amounting to $214,000, $280,000 and
$276,000, respectively. The final determination of this case will likely have a precedential impact on other such disallowances. In February 1996, the PRRB ruled in favor of the Company, but in April 1996, HHS reversed that decision. In March 1997, the District Court set HHS's decision aside as providing an insufficient explanation. In October 1997, HHS issued a new decision purporting to clarify its previous decision. The Company appealed this decision to the District Court, where in June 1998, the Court again set aside HHS's decision. In August 1998, HHS appealed the District Court decision to the Court of Appeals. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit issued a favorable decision for the Company. The Secretary's time in which to appeal expired November 30, 1999. On December 3, 1999, the Assistant U.S. Attorney in Minneapolis informed the Company that the Secretary has not appealed the decision to the Court of Appeals.

                  2. In July 1998, the Company filed a case in the District Court claiming that the Salary Equivalency Guidelines that HHS applies to outside contractor physical therapists were unlawfully low. The reimbursement impact of the disallowances in dispute, representing costs incurred in the fiscal years ended September 30, 1992 and 1993, is approximately $118,000. Similar disallowances have also been made in subsequent fiscal years, in which the reimbursement impact is approximately $298,000. In May 1998, the PRRB's ruling affirmed the fiscal intermediaries' adjustments and the Company has requested District Court review of this decision. The Company expects a decision from the District Court sometime in 2000.

                  The Company is also a party to various other claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
                  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  -----------------------------------------------------
                  STOCKHOLDERS' MATTERS
                  ---------------------

                  The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the NASDAQ National Market System under the symbol "IHHI". As of November 18, 1999, there were approximately 1,086 record holders of the common stock.

                  The closing sale prices for the common stock as reported by NASDAQ for each quarter of the two most recent fiscal years were:

                                                              Year Ended September 30
                                            --------------------------------------------------------
                                                      1999                            1998
                                            -----------------------           ----------------------
                                              High         Low                    High      Low
                                              ----         ---                    ----      ---
                  First Quarter             $ 2.156     $ 1.125                $ 5.625    $ 2.532
                  Second Quarter              2.750       1.094                  4.500      2.625
                  Third Quarter               2.000       1.125                  4.125      2.814
                  Fourth Quarter              2.313       1.500                  3.375      1.500

These prices do not include retail markups, markdowns or commissions and may not represent actual transactions.

ITEM 6.           SELECTED FINANCIAL DATA


STATEMENT OF OPERATIONS DATA
----------------------------
                                                Year Ended  September 30 (Dollars in  Thousands,  Except Per Share Amounts)
                                            ---------------------------------------------------------------------------------
                                                1999              1998             1997  (1)         1996             1995
Revenue                                     $  80,046        $   97,008       $  110,139        $  125,086        $ 129,816
Income (loss) from operations                   3,110             2,449          (22,467)           (1,814)           3,774
Income (loss) before income taxes               4,242             3,450          (21,937)           (1,165)           3,007
Net income (loss)                               4,242             3,450          (20,157)             (982)           1,621
Net income (loss) available to
   common shareholders                          1,644               803          (22,852)           (3,501)           1,621
Basic and diluted earnings (loss)
   per share                                      .30               .15            (4.19)             (.64)             .30

(1) Fiscal 1997 revenue was reduced by $17,101,000 due to Medicare reserve adjustments - see Note 5 to the financial statements. During fiscal 1997, a $2,476,000 restructuring charge was recorded - see Note 3 to the financial statements.


BALANCE SHEET DATA
------------------
                                                                    September 30 (Dollars in Thousands)
                                             --------------------------------------------------------------------------------
                                                 1999              1998             1997              1996             1995
Current assets                               $ 35,017          $ 37,299         $ 34,004          $ 44,053         $ 21,394
Current liabilities                            21,335            23,076           25,008            33,170           21,289
Total assets                                   48,149            48,360           50,224            82,683           57,559
Long-term debt                                     43                44              278             1,080            2,443
Redeemable convertible preferred stock         12,782            12,584           19,061            18,766               -
Shareholders' equity                           12,839            11,129            3,588            26,758           30,509

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

                  RESULTS OF OPERATIONS

                  The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.

                                                              Percent of Revenue                     Percent Change

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1998             1997
                                                          1999         1998         1997         to 1999          to 1998
                                                          ----         ----         ----         -------          -------
-------------------------------------------------------------------------------------------------------------------------------
Revenue                                                    100%         100%         100 %           (17)%            (12)%
Direct Costs                                                54           56           64             (20)%            (24)%
                                                          ----         ----         ----
Gross Profit                                                46           44           36             (15)%              9 %
General, Administrative and
    Selling Expenses                                        42           41           56             (17)%            (31)%
                                                          ----         ----         ----

Income (Loss) From Operations                                4%           3%         (20)%            27 %              -
                                                          ====         ====         ====
-------------------------------------------------------------------------------------------------------------------------------

                  Together, the Balanced Budget Act of 1997 (the "Budget Act") and the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") require the Health Care Financing Administration ("HCFA") to implement a prospective payment system ("PPS") for home health agencies by October 1, 2000. Until PPS is implemented, the Budget Act established an Interim Payment System ("IPS"), effective October 1, 1997, that reimburses home health agencies the lesser of: (1) actual, reasonable costs, (2) per-visit cost limits, or (3) newly implemented per-beneficiary cost limits. The IPS program rates were announced April 1, 1998, but given effect retroactively to October 1, 1997. In response to the implementation of IPS, the Company initiated a series of cost reduction programs, care delivery process improvements, and revenue growth actions. See "Forward Looking Information" below for a discussion of the possible impact of these regulatory matters on expected results.

                  Revenue decreased 17% and 12% for fiscal 1999 and 1998, respectively, principally due to reductions of Medicare patient visits and corporate costs that were implemented to minimize the impact of new per-beneficiary limits and tightened per-visit limits imposed by the Medicare IPS. The decline in 1999 revenue was offset in part by $2.2 million recorded as revenue in the second quarter because the Company received final settlements on several reimbursement issues with HCFA. Fiscal 1998 revenue included a $4.6 million increase in revenue due to resolution of several reimbursement issues with HCFA and $4.5 million decrease as a result of the impact of the per-beneficiary limits. Medicare reserves of $17.1 million were recorded in fiscal 1997, principally relating to various decisions received from the Medicare fiscal intermediary, the Provider Reimbursement Review Board and the U.S. District Court. See Note 5 to the financial statements for further discussion of the Medicare cost reimbursement disputes.

                  The breakdown by service of the Company's total revenue is as follows:

-----------------------------------------------------------------------------------------
                                                            Year Ended September 30
                                                        1999         1998        1997
                                                        ----         ----        ----
-----------------------------------------------------------------------------------------
Visits                                                  52%          57%         59%

Extended Hours                                          28%          27%         27%

Hospice                                                 18%          13%          9%

Infusion                                                 2%           3%          5%
-----------------------------------------------------------------------------------------

          Extended Hours revenue decreased 13% and 11% in fiscal 1999 and 1998, respectively. The decreases resulted principally from a reduction in the volume of new low margin cases accepted and a lack of staffing for certain service offerings in several markets. Visit revenue declined 26% and 14% in fiscal 1999 and 1998, respectively, primarily due to decreases of 27% and 30%, respectively, in patient visits and corporate cost reductions implemented in an effort to minimize the impact of IPS. Infusion revenue decreased 43% and 55% in fiscal 1999 and 1998, respectively, primarily due to a reduction of infusion product offerings in a number of markets and the closure of ten pharmacies as part of the Company's restructuring plan during fiscal 1997. Hospice revenue increased 14% and 19% in fiscal 1999 and 1998, respectively, as a result of increased overall patient census.

                  Direct costs, as a percent of revenue, were 54%, 56% and 64% in fiscal 1999, 1998 and 1997, respectively. The high percent in fiscal 1997 resulted principally from increases to Medicare reserves that were recorded as reductions in revenue. Direct costs, as a percent of revenue before Medicare reserves, were 53%, 58% and 55% in fiscal 1999, 1998 and 1997, respectively. The rate increase in fiscal 1998 was due primarily to the decrease in revenue as a result of the per-beneficiary limits enacted that year. The rate decrease in fiscal 1999 is due primarily to care delivery process improvements initiated as a result of IPS.

                  General, administrative and selling expenses as a percent of revenue were 42% in fiscal 1999 compared to 41% in fiscal 1998 and 56% in fiscal 1997. The reduction in revenue attributable to increases in the Medicare reserves strongly impacted the general, administrative and selling expenses as a percent of revenue in fiscal 1997. General, administrative and selling expenses as a percent of revenue before Medicare reserves, were 41%, 44% and 47% in fiscal 1999, 1998 and 1997, respectively. The decrease in the percent for fiscal 1999 and 1998 is principally attributable to cost controls implemented by management in response to IPS.

                  During fiscal 1997, the Company recorded a $2,476,000 restructuring charge as a result of the implementation of a plan to restructure its field operations and reduce its cost structure in an effort to improve earnings. The charge included $1,820,000 of costs associated with lease costs and related equipment write-offs due to the closing of eight pharmacies, the consolidation of seven sites in multi-site markets and the relocation of eight other sites to more economical locations. The charge also included $361,000 of severance costs related to administrative staff reductions which were included in general, administrative and selling expenses and completed in fiscal 1997. Total expenditures related to facilities consolidation were $113,000, $853,000 and $668,000 in fiscal 1999, 1998 and 1997, respectively. The Company reduced the restructuring liability through general, administrative and selling expenses by $267,000 and $499,000 in fiscal 1999 and 1998, respectively, which were primarily lease costs and equipment write-offs primarily due to the timing of certain events differing from the original plan. As of September 30, 1999, the restructuring is complete.

                  Net interest income for fiscal 1999, 1998 and 1997 was $1,132,000, $1,001,000 and $530,000, respectively. Interest income is principally derived from earnings on cash and cash equivalents. The increases in net interest income in fiscal 1999 and 1998 was due to increases in cash equivalents generated by operating activities.

                  Income tax expense of $1,521,000 and $1,668,000 for fiscal 1999 and 1998, respectively, have been offset by net operating loss carryforwards generated in fiscal 1997. Income tax benefit was 8% of the loss before tax in fiscal 1997. The fiscal 1997 tax rate was impacted by a valuation allowance against the Company's net operating loss carryforward and certain other deferred tax assets.

                  Income (loss) applicable to common shareholders was $1,644,000, $803,000 and ($22,852,000) for fiscal 1999, 1998 and 1997, respectively. The significant loss in fiscal 1997 was principally attributable to an increase of $17,101,000 in Medicare reserves resulting from unfavorable decisions received in fiscal 1997 from the Medicare fiscal intermediary, the Provider Reimbursement Review Board and the U.S. District Court relating to prior period cost reports. The restructuring charge of $2,476,000 also contributed to the loss in fiscal 1997.

                  LIQUIDITY & CAPITAL RESOURCES

                  During fiscal 1999 the Company's cash and cash equivalents decreased $56,000 to $21,406,000 at September 30, 1999. In October 1999 the Company repaid Medicare $4,688,000 as discussed below.

                  Approximately 48%, 55% and 56% of revenue for the fiscal years ended September 30, 1999, 1998, and 1997, respectively, was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No.
5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

                  Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At September 30, 1999, total disputed costs were $7,809,000. The Company believes that recovery of $3,151,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,151,000 at September 30, 1999.

                  At September 30, 1999, disputed costs totaling $4,658,000 were not reserved. Of these costs, $977,000 relates to the compensation of physical therapists employed by the Company. The Medicare intermediary has taken the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which in March 1997 set aside HCFA's decision, finding it arbitrary and capricious because HCFA provided an insufficient explanation for their decision. In October 1997, HCFA issued a decision purporting to clarify their previous decision, and disallowed all disputed costs. The Company appealed to the District Court, and in June 1998 the District Court again ruled in favor of the Company, declaring HCFA's decision contrary to law and set it aside. In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit issued a favorable decision for the Company. The Secretary's time in which to appeal expired November 30, 1999. On December 3, 1999, the Assistant U.S. Attorney in Minneapolis informed the Company that the Secretary has not appealed the decision of the Court of Appeals.

                  $1,333,000 of unreserved disputed costs involves the Company's home office costs as they relate to the pharmacy operations in the Company's branch offices. The Company's fiscal intermediary has adopted an allocation method of the Company's home office costs that the Company believes is in violation of a written agreement between the Company and its fiscal intermediary. The Company believes that it will prevail in this case.

                  $1,016,000 of unreserved disputed costs involves the Company's skilled nursing costs. The Company's fiscal intermediary has allocated such costs to all services of the Company in spite of the fact that the activities of the Company's skilled nursing staff are 100% attributable to the Company's Visits services. The Company believes that it will prevail in this case.

                  $969,000 of unreserved disputed costs involves the Company's payments for services from Manor Care, Inc. ("Manor Care"). Beginning in fiscal 1996, the Company made payments to Manor Care in return for services performed on behalf of the Company. To ensure that the expenses incurred by Manor Care were not submitted to Medicare on both the Company's and on Manor Care's cost reports, the Company's fiscal intermediary requested documentation that the amounts were removed from Manor Care's cost report. The Company is working with Manor Care to provide such documentation. The Company believes that it will prevail in this case.

                  $363,000 of unreserved disputed costs involves the costs of certain administrative/clerical personnel. The Company's fiscal intermediary has allocated such costs across all services of the Company in spite of the fact that they are incurred primarily in the Visits services due to the relatively high need for documentation and filing in the Visits services. The Company believes that it will prevail in this case.

                  At September 30, 1999, total accounts receivable (net of reserves) due from Medicare were $9,438,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $4,658,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $4,658,000 as a non-current asset. Accrued liabilities to third-party of $10,209,000 at September 30, 1999 represent payments from Medicare in excess of amounts that the Company will be entitled to upon ultimate settlement of Medicare cost reports. In October 1999, the Company repaid $4,688,000 to Medicare which was included in the accrued liabilities to third party.

                  Operating activities provided $2,771,000 in cash during fiscal 1999, $10,785,000 in cash during fiscal 1998 and used $769,000 in cash during fiscal 1997. Included in the cash provided by operating activities in fiscal 1998 was $6,529,000 of progress payments received from third parties in excess of costs incurred. This entire amount was repaid in November 1998, which affected fiscal 1999 operating cash flows. Additionally, fiscal 1998 cash provided by operating activities included $3,918,000 of income tax refunds in connection with a net operating loss carryback of the fiscal 1997 net operating loss. Total accounts receivable (current and long-term) increased 14% in fiscal 1999 and decreased 14% and 59% during fiscal 1998 and 1997, respectively. The increase in total accounts receivable during fiscal 1999 was due to the increase in long-term accounts receivable resulting from the increase of disputed costs as discussed above. The decrease in accounts receivable during fiscal 1998 was due to the decreases in related revenue. The decrease during fiscal 1997 was due primarily to the additions to the Medicare reserve of $17,101,000.

                  Investing activities used $262,000 in fiscal 1999 and provided $2,000 and $241,000 in fiscal 1998 and 1997, respectively. Capital expenditures in fiscal 1999 were primarily computer upgrades.

                  The Company paid Manor Care cash dividends of $2,400,000 in fiscal 1999, 1998 and 1997. Additionally, during fiscal 1999, 1998 and 1997, the Company made principal payments on long-term debt of $231,000, $792,000 and $1,480,000, respectively.

                  The Company has unused letter of credit facilities for $1,915,000. The letters of credit are collateralized by secured investments and will expire in December 1999.

                  The redeemable convertible preferred stock issued to Manor Care includes 130,000 shares that may be redeemed at the option of Manor Care or the Company at $13,000,000 face value on or after October 24, 2000 and 70,000 shares with a face value of $7,000,000 that may only be redeemed at the option of the Company. Management has performed preliminary evaluations on a number of financing alternatives in the event Manor Care elects to redeem the $13,000,000 of preferred stock. Management believes that cash provided from operations along with existing cash balances will be sufficient to finance the Company's operations through October 24, 2000, and long-term financing alternatives will be available to meet the Company's future needs, however there are no assurances such long-term financing will ultimately be obtained.

                  YEAR 2000

                  The Company has assessed and continues to assess the potential impact of the Year 2000 issue affecting most corporations, primarily concerning the ability of information systems to properly recognize and process information relating to the year 2000 and beyond. The Company believes it is substantially Year 2000 compliant.

                  The Company began addressing the Year 2000 issue in fiscal 1997, primarily in the business systems area, such as general ledger, payroll, and accounts payable. Other systems, such as the internally developed business operations systems, phone systems, and wide area network were modified or replaced during fiscal 1998 and 1999. Fiscal 1999 costs of modification/ replacement included $121,000 of expense and $255,000 of capital assets and did not have a material impact on the Company's financial performance.

                  Principal risk areas for the Company would be the potential inability to bill its principal third party payer, Medicare, for services rendered to patients, or the inability of the third party payer's systems to recognize the billing data, delaying payment for services rendered. HCFA, which administers Medicare payments, reported it has renovated, tested, and certified all of its critical internal systems as of December 31, 1998. The critical external systems operated by private insurance companies that contract with HCFA have also been certified as compliant by March 31, 1999. The Company is not aware of any significant exposure due to its own systems or the systems of third parties, however, there can be no guarantee that the systems of third parties on which the Company relies will be compliant in a timely manner, or that such failure would not have a material adverse impact on the Company.

                  FORWARD LOOKING INFORMATION

                  Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to Shareholders, elsewhere in the Annual Report, in the Company's Form 10-K, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors discussed below, among others, could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement.

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

                  Together, the Balanced Budget Act of 1997 (the "Budget Act") and the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") require HCFA to implement a prospective payment system ("PPS") for home health agencies by October 1, 2000. The Budget Act and Appropriations Act provide that if the Department of Health and Human Services ("HHS") fails to implement a PPS by October 1, 2000, the per-visit and per-beneficiary cost limits will be reduced an additional 15% on that date. The 1999 Appropriations Act further delayed the 15% limit reduction to October 2001. The impact of such a change, if implemented, on the Company's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by the Company to provide home nursing services.

                  Until prospective payment takes effect on October 1, 2000, the Budget Act sets up an interim payment system ("IPS") that provides for lowering of reimbursement limits for home health visits. For fiscal 1999 and 1998, home health agencies' cost limits will be determined as the lesser of
(i) actual, reasonable costs, (ii) per-visit cost limits based on 105% of median costs of freestanding home health agencies or (iii) agency-specific per-beneficiary cost limits, based on 98% of 1994 costs, adjusted for inflation. The new cost limits were announced April 1, 1998, effective retroactively to October 1, 1997. The new limits, together with the per-visit limits, caused a $4.5 million reduction to the Company's 1998 revenue. The Company initiated a series of cost reduction programs, care delivery process improvements, and revenue growth actions and had only a $201,000 reduction in fiscal 1999 revenue due to these limits. In response to industry and patient protest as to the severity of cuts in payments resulting from the 1998 interim payments, Congress enacted change in the 1999 payments.

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

                  During fiscal 1997, several cost reimbursement issues that were in dispute for several years were resolved through decisions by the PRRB and the U.S. District Court. As a result of these decisions and other communications from HCFA, it became clear that some costs incurred by the Company would not be reimbursed by Medicare. Although the Company has restructured its operations and eliminated a portion of these nonreimbursable costs, the Company will continue to incur some costs that are not reimbursed by Medicare, as it believes they constitute a necessary function to the conduct of its business.

                  In May 1995, the Clinton Administration instituted Operation Restore Trust ("ORT"), a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. ORT has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program. ORT has been expanded to all fifty states. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and durable medical equipment areas.

                  Additionally, HCFA has implemented "Wedge Surveys" in at least 13 states. In these surveys, HCFA completes ORT-type surveys on a much smaller scale. Generally, HCFA extrapolates the percentage which was paid in error to all claims paid for the period under review. Assuming the reviewer uncovered nothing significant, the home health agency then has the option to repay the amount determined by HCFA or undergo a broader review of its claims. If the survey uncovers significant problems, the matter may be referred for further review.

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

                  The Company is also affected by settlements which may be reached with HHS regarding cost reports and its ability to establish and maintain close working relationships with referral sources, including payers, hospitals, physicians and other health care professionals.

                  As a result of these developments, the Company is not able to conclude that it is more likely than not that it will be able to generate future earnings which will allow it to utilize its NOLs and, accordingly, has established a valuation allowance against the NOLs. At September 30, 1999, the Company had federal operating loss carryforwards of $5,245,000 which will expire in 2012 and 2013. Management believes it is more likely than not that certain of these net operating loss carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------
                                                                      Page(s)

             Consolidated Balance Sheets.............................. 19-20
             Consolidated Statements of Operations....................    21
             Consolidated Statements of Shareholders' Equity..........    22
             Consolidated Statements of Cash Flows....................    23
             Notes to Consolidated Financial Statements............... 24-34
             Independent Auditors' Report.............................    35

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ------------------------------------------------
             ACCOUNTING AND FINANCIAL DISCLOSURE
             -----------------------------------
             None.

                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998
                        (DOLLARS AND SHARES IN THOUSANDS)

                                     ASSETS

                                                         1999              1998
                                                         ----             -----
Current Assets:
   Cash and cash equivalents                          $ 21,406           $ 21,462
   Accounts receivable, net of allowances
     of $1,079 and $1,175 in 1999 and 1998,
     respectively                                       11,937             13,598
   Deferred income tax                                   1,006              1,269
   Prepaid expenses and other current assets               668                970
                                                      --------           --------
       Total current assets                             35,017             37,299
                                                      --------           --------


Property:
   Furniture and equipment                               7,202              8,123
   Computer equipment and software                       6,099              6,771
   Leasehold improvements                                  399                529
                                                      --------           --------
       Total                                            13,700             15,423
   Accumulated depreciation                            (10,433)           (10,954)
                                                      --------           --------
       Property - net                                    3,267              4,469
                                                      --------           --------


Other Assets:
   Accounts receivable, long-term                        4,658                988
   Goodwill, net                                         5,115              5,274
   Other assets                                             92                330
                                                      --------           --------
       Total other assets                                9,865              6,592
                                                      --------           --------
Total Assets                                          $ 48,149           $ 48,360
                                                      ========           ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               IN HOME HEATH, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998
                        (DOLLARS AND SHARES IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                1999              1998
                                                               ------            ------
Current Liabilities:
   Current maturities of long-term debt                       $     67          $    219
   Accounts payable                                              4,045             2,723
   Accrued liabilities:
     Third party                                                10,209            12,669
     Compensation                                                3,869             3,225
     Insurance                                                   2,593             3,246
     Restructuring                                                  76               456
     Other                                                         476               538
                                                              --------          --------
       Total current liabilities                                21,335            23,076
                                                              --------          --------

Long-Term Debt                                                      43                44
Deferred Revenue                                                     -                41
Deferred Rent Payable                                              144               198
Deferred Income Tax                                              1,006             1,288
Commitments and Contingencies                                        -                 -

Redeemable Convertible Preferred Stock - $1.00 par value,
     $13,000 redemption value, authorized 130 shares;
     issued and outstanding 1999 and 1998 - 130 shares          12,782            12,584

Shareholders' Equity:
   Redeemable convertible preferred stock - $1.00
     par value, $7,000 redemption value, authorized
     70 shares; issued and outstanding 1999 and 1998
     - 70 shares                                                 7,000             7,000
   Preferred stock - authorized 800 shares                           -                 -
   Common stock - $.03 par value, authorized 13,334 shares;
     issued and outstanding - 1999 - 5,521 shares,
     1998 - 5,479 shares                                           166               164
   Additional paid-in capital                                   23,739            23,675
   Retained deficit                                            (18,066)          (19,710)
                                                              --------          --------
       Total shareholders' equity                               12,839            11,129
                                                              --------          --------

Total Liabilities and Shareholders' Equity                    $ 48,149          $ 48,360
                                                              ========          ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       1999              1998             1997
                                                                       ----              ----             ----
Revenue [including favorable (unfavorable) Medicare
   reserve adjustments of $1,716, $3,662 and ($17,101)
   in 1999, 1998 and 1997, respectively]                            $  80,046         $  97,008         $ 110,139
                                                                    ---------         ---------         ---------

Operating Expenses:
   Direct costs of revenue (primarily payroll related costs)           43,312            53,885            70,570
   General, administrative and selling expenses                        33,624            40,674            62,036
                                                                    ---------         ---------         ---------
     Total operating expenses                                          76,936            94,559           132,606
                                                                    ---------         ---------         ---------

Income (loss) from operations                                           3,110             2,449           (22,467)
                                                                    ---------         ---------         ---------

Interest:
   Interest expense                                                       (29)              (65)             (265)
   Interest income                                                      1,161             1,066               795
                                                                    ---------         ---------         ---------
     Net interest income                                                1,132             1,001               530
                                                                    ---------         ---------         ---------

Income (loss) before income taxes                                       4,242             3,450           (21,937)
Income tax benefit                                                          -                 -            (1,780)
                                                                    ---------         ---------         ---------

Net income (loss)                                                   $   4,242         $   3,450         $ (20,157)
                                                                    =========         =========         =========

Net income (loss) available to common shareholders                  $   1,644         $     803         $ (22,852)
                                                                    =========         =========         =========

Basic and diluted earnings (loss) per share                         $     .30         $     .15         $   (4.19)
                                                                    =========         =========         =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                                  Redeemable
                                                                                  Convertible
                                                    Common Stock                 Preferred Stock      Additional      Retained
                                                    ------------                 ---------------        paid-in       earnings
                                                  Shares         Amount         Shares     Amount       capital      (deficit)
                                                  ------         ------         ------     ------       -------      ---------
Balance - September 30, 1996                       5,514         $  165            -       $   -        $23,978      $   2,615

Common stock issued for
  employee stock plans                                34              1            -           -            185              -
Repurchase from former officers                      (82)            (2)           -           -           (502)             -
Net loss                                               -              -            -           -             -         (20,157)
Preferred dividends                                    -              -            -           -             -          (2,400)
Preferred stock accretion                              -              -            -           -             -            (295)
                                                  --------        -----        -----      -------    ----------       --------

Balance - September 30, 1997                       5,466            164            -            -        23,661        (20,237)

Common stock issued for
  employee stock plans                                36              1            -            -            52              -
Repurchase                                           (23)            (1)           -            -           (38)             -
Net income                                             -              -            -            -             -          3,450
Preferred dividends                                    -              -            -            -             -         (2,400)
Preferred stock accretion                              -              -            -            -             -           (247)
Preferred stock conversion                             -              -           70        7,000             -           (276)
                                                  --------        -----         ----        -----     ---------       --------

Balance - September 30, 1998                       5,479            164           70        7,000        23,675        (19,710)


Common stock issued for
  employee stock plans                                42              2            -            -            64              -
Net income                                             -              -            -            -             -          4,242
Preferred dividends                                    -              -            -            -             -         (2,400)
Preferred stock accretion                              -              -            -            -             -           (198)
                                                  --------        -----        -----      -------     ---------       --------

Balance - September 30, 1999                       5,521        $   166           70      $ 7,000       $23,739       $(18,066)
                                                  ========        =====        =====      =======     =========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                  1999             1998             1997
                                                                  ----             ----             ----
Cash Flows From Operating Activities:
   Net income (loss)                                           $  4,242         $  3,450          $(20,157)
   Adjustments:
     Depreciation and amortization                                1,564            2,400             3,012
     Loss on disposal of fixed assets                               382              862               344
     Accounts receivable                                         (2,009)           2,430            24,420
     Prepaid expenses and other assets                              295            3,508            (2,133)
     Accounts payable                                             1,322           (1,591)             (354)
     Accrued liabilities                                         (2,911)             217            (7,130)
     Deferred revenue                                               (41)            (357)             (422)
     Deferred rent payable                                          (54)             (50)              (19)
     Deferred income tax                                            (19)             (84)            1,670
                                                               --------         --------          --------

       Net cash provided (used) by operating activities           2,771           10,785              (769)
                                                               --------         --------          --------

Cash Flows From Investing Activities:
   Acquisition of property                                         (269)              (6)             (109)
   Repayments of advances to officers and employees                   7                8               350
                                                               --------         --------          --------

       Net cash (used) provided by investing activities            (262)               2               241
                                                               --------         --------          --------

Cash Flows From Financing Activities:
   Payment of long-term debt                                       (231)            (792)           (1,480)
   Preferred dividends paid                                      (2,400)          (2,400)           (2,400)
   Issuance (repurchase) of common stock                             66               14              (356)
                                                               --------         --------          --------

       Net cash used by financing activities                     (2,565)          (3,178)           (4,236)
                                                               --------         --------          --------

Cash and Cash Equivalents:
  Net (decrease) increase                                           (56)           7,609            (4,764)
  Beginning of year                                              21,462           13,853            18,617
                                                               --------         --------          --------
  End of year                                                  $ 21,406         $ 21,462         $  13,853
                                                               ========         ========         =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

1.      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS - In Home Health, Inc. specializes in high-quality health services to clients in their homes, including high-tech nursing, hospice, rehabilitation, infusion therapy and personal care through its 33 branches. Management analyzes operating performance on a geographic basis and considers each branch an operating segment. All branches offer substantially the same services to similar types of clients entirely within the United States. Additionally, all branches operate in the same regulatory environment and utilize similar processes to provide care to their clients. For financial reporting purposes, all the Company's operating segments are aggregated into one reportable segment.

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

        PROPERTY AND PROPERTY UNDER CAPITALIZED LEASES - Property and property under capitalized leases are stated at cost and depreciated or amortized over estimated useful lives or lease term, if shorter, (from three to twelve years) using the straight-line method. Property acquired by capital lease for the year ended September 30, 1999 was $79,000. No property was acquired under capitalized leases for the years ended September 30, 1998 or 1997.

        GOODWILL - Costs in excess of net assets of acquired businesses have been capitalized and are being amortized using the straight-line method over 40 years. Accumulated amortization was $1,211,000 and $1,053,000 at September 30, 1999 and 1998, respectively. The Company reviews for impairment of long-lived assets and goodwill to be held and used in the Company's operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of assessing impairment, assets are grouped at the branch level which is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Goodwill is generally separately identified by acquisition and branch location. Management deems the long-lived and/or intangible assets of a branch to be impaired if estimated expected undiscounted future cash flows is less than the carrying amount of the assets. Estimates of expected future cash flows are based on management's best estimates of anticipated operating results over the remaining useful life of the assets. For those branches identified as containing impaired assets, the Company measures the impairment as the amount by which the carrying amount of the asset exceeds the fair value of the asset. In estimating the fair value of the asset, management utilizes a valuation technique based on the present value of expected future cash flows.

        DEFERRED REVENUE - Deferred revenue relates to the timing difference in recording certain software development costs for financial statement purposes and Medicare cost reporting purposes. Incremental costs relating to the development of software for certain major management information system projects undertaken during 1992 through 1994 have been capitalized and are included in computer equipment and software on the balance sheet. For Medicare cost reimbursement purposes, the Company includes in reimbursable costs the amount of expenditures in the year they were incurred. The Company has reported an amount of deferred revenue, representing the Medicare impact of the difference between the reimbursable costs reported on the Medicare cost reports and the unamortized balance of capitalized software development costs. The deferred revenues are being recorded to revenue when the amortization of the related software development expenses is recorded (over a five year period). Unamortized software development costs were $56,000 as of September 30, 1998. The costs are fully amortized as of September 30, 1999.

        DEFERRED RENT PAYABLE - Deferred rent payable has been recorded for long-term office space operating leases which contain initial rent inducements. Rental expense is being amortized on a straight-line basis over the terms of the operating leases.

        INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

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

        RELATED PARTY TRANSACTIONS - On October 24, 1995, the Company closed an agreement with ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc. ("Manor Care"), a national health care and international lodging firm. Pursuant to this agreement, the Company conducted a cash self-tender offer and purchased 2,250,000 shares of its common stock (41% of outstanding) at $10.20 per share and Manor Care purchased 2,250,000 shares from the Company at $10.20 per share. In addition, Manor Care invested $20 million to purchase redeemable convertible preferred shares and a warrant to purchase 2,000,000 shares of common stock at an exercise price of $11.25 per share. See Notes 6 and 8.

        The Purchase Agreement with Manor Care also contemplated that the Company and Manor Care would enter into agreements or arrangements which they deemed prudent and mutually beneficial for the provision of services between them on terms that are fair to each party. The Company and Manor Care entered into an agreement whereby Manor Care would provide to the Company certain administrative services, reimbursement services, legal services and other similar types of services. Under this agreement, administrative fees of $102,000, $340,000 and $129,000 for fiscal years ended September 30, 1999, 1998 and 1997, respectively, were recorded. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Care on the Company's behalf.

        RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal 1998 and 1997 financial statements to conform to the presentations adopted in fiscal 1999. These reclassifications had no effect on net income (loss) or earnings (loss) per share or shareholders' equity as previously reported.

2.      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

        The following table reflects the calculation of basic and diluted earnings per share for the fiscal years ended September 30 (in thousands, except per share amounts):

                                                                1999              1998            1997
                                                                ----              ----            ----
        EARNINGS PER SHARE:
        Net income (loss)                                   $  4,242          $  3,450           $ (20,157)
        Dividends on preferred stock                          (2,400)           (2,400)             (2,400)
        Preferred stock accretion                               (198)             (247)               (295)
                                                             -------          --------           ---------
        Net income (loss) available to
         common shareholders                                $  1,644          $    803           $ (22,852)
                                                             =======          ========           =========

        Weighted average shares outstanding                    5,483             5,467               5,450
                                                             =======          ========           =========

        Basic and diluted earnings (loss) per share         $    .30          $    .15           $   (4.19)
                                                            ========          ========           =========

        Options to purchase 620,790 and 319,996 shares of common stock were outstanding at September 30, 1999 and 1998, respectively. These options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 360,778 shares of common stock were outstanding at September 30, 1997 and were not included in the computation of diluted earnings per share due to the loss in the period.

        Redeemable convertible preferred stock was issued to Manor Care in October 1995. As of September 30, 1999, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance, while 70,000 shares can be redeemed only at the option of the Company on and after the fifth anniversary. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 3,333,334 common shares at an initial conversion price of $6.00 per share. A private warrant issued in October 1995 to Manor Care to purchase 2,000,000 shares of common stock at $11.25 per share expired in October 1998. The impact of the redeemable convertible preferred stock and the warrant on diluted earnings per share would be anti-dilutive and, therefore, have been excluded.

3.      RESTRUCTURING CHARGE

        During fiscal 1997, the Company recorded a $2,476,000 restructuring charge as a result of the implementation of a plan to restructure its field operations and reduce its cost structure in an effort to improve earnings. The charge included $1,820,000 of costs associated with lease costs and related equipment write-offs due to the closing of eight pharmacies, the consolidation of seven sites in multi-site markets and the relocation of eight other sites to more economical locations. The charge also included $361,000 of severance costs related to administrative staff reductions which were included in general, administrative and selling expenses and completed in fiscal 1997. Total expenditures related to facilities consolidation were $113,000, $853,000 and $668,000 in fiscal 1999, 1998 and 1997, respectively. The Company reduced the restructuring liability through general, administrative and selling expenses by $267,000 and $499,000 in fiscal 1999 and 1998, respectively, which were primarily lease costs and equipment write-offs primarily due to the timing of certain events differing from the original plan. As of September 30, 1999, the restructuring is complete.

4.      LONG-TERM DEBT

        Long-term debt consists of obligations under capitalized leases with interest rates up to 11.3%, due through January 2003.

        Future minimum payments as of September 30, 1999 are as follows (in thousands):


        YEAR ENDING SEPTEMBER 30
        ------------------------
        2000                                                   $ 88
        2001                                                     23
        2002                                                     21
        2003                                                      3
                                                              -----
        Total minimum payments                                  135

        Less amounts representing interest                      (25)
                                                               ----
        Present value of future minimum payments                110
        Less current maturities                                 (67)
                                                               ----
        Long-term debt                                         $ 43
                                                               ====

        Assets recorded under capital leases are included in property at cost of $812,000 and $1,048,000, and accumulated depreciation of $223,000 and $368,000 at September 30, 1999 and 1998, respectively. Interest paid for the years ended September 30, 1999, 1998 and 1997 was $29,000, $65,000 and $265,000, respectively.

5.      MEDICARE COST REIMBURSEMENT

        Approximately 48%, 55% and 56% of revenue for the fiscal years ended September 30, 1999, 1998, and 1997, respectively, was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

        Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At September 30, 1999, total disputed costs were $7,809,000. The Company believes that recovery of $3,151,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,151,000 at September 30, 1999.

        At September 30, 1999, disputed costs totaling $4,658,000 were not reserved. Of these costs, $977,000 relates to the compensation of physical therapists employed by the Company. The Medicare intermediary has taken the position that contractor physical therapist salary equivalency guidelines should be applied to the Company's employee physical therapists, and thus disallowed certain physical therapy costs for the fiscal 1992 cost reporting period. The Company appealed to the Provider Reimbursement Review Board ("PRRB") and received a favorable ruling in February 1996. In April 1996, the Health Care Financing Administration ("HCFA") reversed the PRRB ruling and disallowed all of the disputed costs. The Company appealed to the U.S. Federal District Court ("District Court") in Minneapolis, which in March 1997 set aside HCFA's decision, finding it arbitrary and capricious because HCFA provided an insufficient explanation for their decision. In October 1997, HCFA issued a decision purporting to clarify their previous decision, and disallowed all disputed costs. The Company appealed to the District Court, and in June 1998 the District Court again ruled in favor of the Company, declaring HCFA's decision contrary to law and set it aside. In August 1998, HCFA appealed the decision to the Eighth Circuit Court of Appeals. On September 1, 1999, the United States Court of Appeals for the Eighth Circuit issued a favorable decision for the Company. The Secretary's time in which to appeal expired November 30, 1999. On December 3, 1999, the Assistant U.S. Attorney in Minneapolis informed the Company that the Secretary has not appealed the decision to the Court of Appeals.

        $1,333,000 of unreserved disputed costs involves the Company's home office costs as they relate to the pharmacy operations in the Company's branch offices. The Company's fiscal intermediary has adopted an allocation method of the Company's home office costs that the Company believes is in violation of a written agreement between the Company and its fiscal intermediary. The Company believes that it will prevail in this case.

        $1,016,000 of unreserved disputed costs involves the Company's skilled nursing costs. The Company's fiscal intermediary has allocated such costs to all services of the Company in spite of the fact that the activities of the Company's skilled nursing staff are 100% attributable to the Company's Visits services. The Company believes that it will prevail in this case.

        $969,000 of unreserved disputed costs involves the Company's payments for services from Manor Care, Inc. ("Manor Care"). Beginning in fiscal 1996, the Company made payments to Manor Care in return for services performed on behalf of the Company. To ensure that the expenses incurred by Manor Care were not submitted to Medicare on both the Company's and on Manor Care's cost reports, the Company's fiscal intermediary requested documentation that the amounts were removed from Manor Care's cost report. The Company is working with Manor Care to provide such documentation. The Company believes that it will prevail in this case.

        $363,000 of unreserved disputed costs involves the costs of certain administrative/clerical personnel. The Company's fiscal intermediary has allocated such costs across all services of the Company in spite of the fact that they are incurred primarily in the Visits services due to the relatively high need for documentation and filing in the Visits services. The Company believes that it will prevail in this case.

        At September 30, 1999, total accounts receivable (net of reserves) due from Medicare were $9,438,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $4,658,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $4,658,000 as a non-current asset. Accrued liabilities to third-party of $10,209,000 at September 30, 1999 represent payments from Medicare in excess of amounts that the Company will be entitled to upon ultimate settlement of Medicare cost reports. In October 1999, the Company repaid $4,688,000 to Medicare.

        During fiscal 1997, the Company adjusted its Medicare reserves by a charge to revenues of $17,101,000, principally as a result of PRRB and Court decisions which clarified the definition of allowable activities and documentation requirements related to the Company's community liaison costs.

6.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

        Redeemable convertible preferred stock was issued to Manor Care on October 24, 1995. The preferred shares were originally redeemable in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 3.3 million common shares at an initial conversion price of $6.00 per share. The redeemable preferred shares bear dividends payable quarterly at 12% per annum. The redeemable preferred stock is being accreted over five years from its fair value of $18,500,000 on the date of issuance to its redemption value of $20,000,000.

        On April 13, 1998, the Company entered into an agreement with Manor Care whereby Manor Care waived its right to give notice on or after October 24, 2000 requiring the Company to redeem 70,000 of the 200,000 shares. The effect of the agreement allowed the Company to present the 70,000 modified shares in the shareholders' equity section of its balance sheet, while the remainder of the Preferred Shares continues to be presented outside the shareholders' equity section of the balance sheet. The reason for the waiver was to allow the Company to meet the requirements for continued listing of its common stock on the NASDAQ National Market ("NASDAQ") by retaining a minimum net tangible asset balance, as defined by NASDAQ, of at least $5,000,000. With respect to the remaining 130,000 shares, the Company also entered into a resolution whereby it will not redeem any shares of its capital stock from Manor Care if such redemption would cause the Company's net tangible assets, as defined by NASDAQ to be less than $5,000,000. Manor Care consented to the adoption of the resolution.

7.      COMMITMENTS AND CONTINGENCIES

        The Company is obligated under several noncancelable operating leases for office space and equipment. Total rental expense for all operating leases was $3,906,000, $4,401,000 and $4,852,000, for the years ended
        September 30, 1999, 1998 and 1997, respectively.

        Future minimum rental payments as of September 30, 1999 for operating leases with noncancelable terms in excess of one year are as follows (in thousands):

        YEAR ENDING SEPTEMBER 30
        ------------------------
        2000                                            $2,471
        2001                                             2,186
        2002                                             1,416
        2003                                               565
        2004                                               337
                                                        ------
        Total minimum payments                          $6,975
                                                        ======

        The Company has unused letter of credit facilities totaling $1,915,000. The letters of credit are collateralized by secured investments and will expire in December 1999.

        The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

8.      CAPITAL TRANSACTIONS

        STOCK PURCHASE PLAN
        -------------------
        The Company has a plan whereby eligible employees may purchase the Company's common stock at 85% of the lower the market price at the time of grant or the time of purchase. There are 500,000 shares reserved for this plan of which 42,000 shares were issued on September 30, 1999 at $1.59 per share, 36,000 shares were issued on September 30, 1998 at $1.50 per share and 31,000 shares were issued on September 30, 1997 at $4.62 per share. At September 30, 1999 there were 187,000 shares available for future offerings.

        STOCK REPURCHASE
        ----------------
        In fiscal 1998, the Company repurchased 23,000 shares of common stock at fair market value. In fiscal 1997, the Company repurchased 82,000 shares of common stock at fair market value from two former officers as part of a settlement agreement. All of their outstanding stock options were canceled.

        STOCK OPTION PLAN
        -----------------
        The Company has adopted stock option plans to provide for the granting of options to purchase up to a maximum of 1,267,000 shares of common stock. The options are granted at exercise prices equal to the fair market value of the common stock at the date of grant. The following is a summary of stock option activity for the years ended September 30 (in thousands, except per share amounts):


          --------------------------------------------------------------------------------------------------------------------
                                             1999                            1998                           1997
                                ----------------------------------------------------------------------------------------------
                                            Weighted-Average                Weighted-Average                Weighted-Average
                                 Shares      Exercise Price      Shares      Exercise Price      Shares      Exercise Price
          --------------------------------------------------------------------------------------------------------------------
          Outstanding at
          beginning of year           320         $6.62             361         $7.17               689        $8.55

          Granted                     432          1.77             130          5.25               251         5.46

          Exercised                     -            -                -            -                 (3)        1.59

          Canceled                   (131)         7.16            (171)         6.74              (576)        8.10
                                     ----                          ----                            ----

          Outstanding at end
          of year                     621          3.14             320          6.62               361         7.17
                                     ====                          ====                            ====

          Options exercisable
          at year-end                  95          7.14             157          7.67               159         8.64
          --------------------------------------------------------------------------------------------------------------------

        At September 30, 1999, there were no shares available for grant. However, the Board, subject to shareholder approval, has granted 100,277 additional shares.

        The following table summarizes information concerning currently outstanding and exercisable options:

          -----------------------------------------------------------------------------------------------------------
                                    OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
          -----------------------------------------------------------------------------------------------------------
              Range of       Outstanding    Weighted-Average     Weighted-Average     Exercisable
           Exercise Prices      as of           Remaining         Exercise Price        as of        Weighted-Average
                               9/30/99      Contractual Life                           9/30/99       Exercise Price
                                                in Years
          -----------------------------------------------------------------------------------------------------------
          $0.00 - $1.99          410,000          9.6                $ 1.75                    -          -

          $2.00 - $3.99           21,668          9.7                $ 2.15                  668        $ 3.09

          $4.00 - $5.99          140,557          7.4                $ 5.32               49,132        $ 5.37

          $6.00 - $7.99           29,050          5.5                $ 7.10               25,446        $ 7.15

          $8.00 - $9.99            6,337          2.8                $ 8.79                6,337        $ 8.79

          $10.00 - $11.99          1,834          3.6                $11.19                1,834        $11.19

          $12.00 - $13.99          7,176          2.7                $12.71                7,176        $12.71

          $14.00 - $15.99          4,168          3.3                $14.71                4,168        $14.71
                                   -----                                                   -----
                                 620,790          8.7                $ 3.14               94,761        $ 7.14
          -----------------------------------------------------------------------------------------------------------

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. If the Company had adopted the expense recognition provisions of SFAS 123 for purposes of determining compensation expense related to stock options granted during the years ended September 30, 1999, 1998 and 1997, net income (loss) available to common shareholders and basic and diluted earnings (loss) per share would have been changed to the pro forma amounts shown below:


                                                                                     Years Ended September 30,
                                                                                     -------------------------
                                                                                1999             1998              1997
                                                                                ----             ----              ----
        Net income (loss) available to common shareholders
              As reported                                                 $  1,644,000        $  803,000    $  (22,852,000)
              Pro forma                                                      1,272,000           261,000       (23,380,000)

        Basic and diluted earnings (loss) per share
              As reported                                                 $        .30        $      .15    $        (4.19)
              Pro forma                                                            .23               .05             (4.29)


        The fair value of each option granted during fiscal 1999, 1998 and 1997 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: no dividend yield; a risk free interest rate of 5.78%, 4.23% and 6.46% during fiscal 1999, 1998 and 1997, respectively; expected volatility of the market price of the Company's common stock of 121%, 105% and 68% during fiscal 1999, 1998 and 1997, respectively; turnover of 0%, 2% and 37% during fiscal 1999, 1998 and 1997, respectively, and expected option life ranging between four and five years. Based upon these assumptions, the weighted average fair value at grant date of options granted during fiscal 1999, 1998 and 1997 was $1.50, $4.11 and $3.39, respectively.

        The fair value of the employees' stock purchase plan was estimated using the Black-Scholes model with the following assumptions for fiscal 1999, 1998 and 1997: no dividend yield; a risk free interest rate of 5.78%, 4.23% and 6.46% during fiscal 1999, 1998 and 1997, respectively; expected volatility of the market price of the Company's common stock of 121%, 105% and 68% during fiscal 1999, 1998 and 1997, respectively; and expected option life of one year. Based upon the assumptions, the weighted average fair value of the stock purchase rights granted in fiscal 1999, 1998 and 1997 was $1.10, $3.06 and $3.24, respectively.

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

        The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to fiscal 1996 and additional awards are anticipated in future years.

9.      INCOME TAXES

        The income tax provision for the years ended September 30 consisted of (in thousands):


        1999                                        FEDERAL             STATE           TOTAL
        ----                                        -------             -----           -----
        Current                                     $    11             $   8           $    19
        Deferred                                         (2)              (17)              (19)
                                                    -------             -----           -------
                                                    $     9             $  (9)          $    -
                                                    =======             =====           =======

        1998                                        FEDERAL             STATE           TOTAL
        ----                                        -------             -----           -------
        Current                                     $   108             $ (24)          $    84
        Deferred                                        (69)              (15)              (84)
                                                    -------             -----           -------
                                                    $    39             $ (39)          $     -
                                                    =======             =====           =======

        1997                                        FEDERAL             STATE            TOTAL
        ----                                        -------             -----           -------
        Current                                     $(3,308)            $(142)          $(3,450)
        Deferred                                      1,275               395             1,670
                                                    -------             -----           -------
                                                    $(2,033)            $ 253           $(1,780)
                                                    =======             =====           =======

        The income tax expense differs from the amount computed by applying the Federal statutory rate to income before income taxes for each of the fiscal years ended September 30 as follows (in thousands):

                                                                1999              1998             1997
                                                                ----              ----             ----
        Tax (benefit) at Federal statutory rate                 $ 1,442           $  1,173         $(7,459)
        State income taxes, net of Federal benefit                  204                169            (995)
        Goodwill amortization                                        41                 41              38
        Meals and entertainment                                      15                 30              62
        Other                                                      (181)               255            (216)
        Valuation allowance                                      (1,521)            (1,668)          6,790
                                                                -------           --------         -------
        Income tax benefit                                      $     -           $      -         $(1,780)
                                                                =======           ========         =======

        The tax benefit related to the exercise of employee stock options is recorded as additional paid-in-capital.

        During fiscal 1998, income tax refunds of $3,918,000 were received from fiscal 1997 net operating loss carryback.

        The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities at September 30 are as follows (in thousands):

                                                                1999                               1998
                                                      -----------------------------     ----------------------------
                                                         CURRENT        LONG-TERM           CURRENT        LONG-TERM
                                                          ASSET         LIABILITY            ASSET         LIABILITY
                                                          -----         ---------           -------        ---------
        Bad debt allowance                               $  417          $    -            $    454        $     -
        Depreciation and amortization                         -             719                   -            950
        Insurance accruals                                1,190               -               1,522              -
        Capitalized items expensed for taxes                  -             334                   -            434
        Deferred revenue                                      -               -                  16              -
        Vacation                                            252               -                 286              -
        Restructuring reserve                                29               -                 176              -
        Benefit of NOL carryforward                       2,631               -               3,898              -
        Other                                                88             (47)                 39            (96)
                                                         ------          ------            --------        --------
                                                          4,607           1,006               6,391          1,288
        Less valuation allowance                         (3,601)              -              (5,122)             -
                                                         ------          ------            --------        --------
                                                         $1,006          $1,006            $  1,269        $ 1,288
                                                         ======          ======            ========        ========

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

        As of September 30, 1999, the Company had federal operating loss carryforwards of $5,245,000 which expire in 2012 and 2013.

10.     SEGMENT INFORMATION

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which was effective for the Company in fiscal 1999. SFAS 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company's management analyzes operating performance on a geographic basis and considers each branch an operating segment. All branches offer substantially the same services to similar types of clients entirely within the United States. Additionally, all branches operate in the same regulatory environment and utilize similar processes to provide care to their clients. For financial reporting purposes, all the Company's operating segments are aggregated into one reportable segment. Therefore, the Company has concluded that the current reportable segment is consistent with the "management approach" methodology outlined in SFAS 131.

        Revenue by service for fiscal years ended September 30 were as follows (in thousands):

                                                                       1999              1998             1997
                                                                  ---------         ---------        ---------
        Visits                                                      $41,634           $55,897         $ 64,725
        Extended Hours                                               22,768            26,048           29,205
        Hospice                                                      14,179            12,475           10,443
        Other                                                         1,465             2,588            5,766
                                                                    -------           -------         --------
                                                                    $80,046           $97,008         $110,139
                                                                    =======           =======         ========

        Revenue from Medicare was $52,026,000, $64,723,000 and $70,910,000 for
        fiscal 1999, 1998 and 1997, respectively.

11.     SUBSEQUENT EVENT

        On October 16, 1999, the Company acquired the assets of six home health agencies located in Wisconsin and Colorado. The purchase price was not significant.

12.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        FISCAL 1999 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FIRST           SECOND             THIRD           FOURTH
                                                               QUARTER          QUARTER           QUARTER          QUARTER
                                                               -------          -------           -------          -------
        Revenue                                                 $18,571          $21,079           $20,165          $20,231
        Income from operations                                      178            1,126               898              908
        Net income (loss) available to common shareholders         (132)             732               500              544
        Basic and diluted earnings (loss) per share                (.02)             .13               .09              .10

        FISCAL 1998 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FIRST           SECOND              THIRD          FOURTH
                                                               QUARTER          QUARTER            QUARTER         QUARTER
                                                               -------          -------            -------         -------
        Revenue                                                 $27,858          $26,439           $22,904          $19,807
        Income from operations                                      674              528               635              612
        Net income applicable to common shareholders                186              120               287              210
        Basic and diluted earnings per share                        .04              .02               .05              .04

INDEPENDENT AUDITORS' REPORT

In Home Health, Inc.

We have audited the accompanying consolidated balance sheets of In Home Health, Inc. (the Company) as of September 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of In Home Health, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 19, 1999
(December 7, 1999 as to Note 5)

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS
                 --------------------------------

                 Information required under this Item with respect to directors will be contained in the section entitled "Election of Directors" in the Company's 2000 Proxy Statement, and is incorporated herein by reference.

                 Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.         EXECUTIVE COMPENSATION
                 ----------------------
                 Information required under this item will be contained in the section entitled "Executive Compensation and Other Information" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 ---------------------------------------------------
                 MANAGEMENT
                 ----------

                 Information required under this item will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

                 Information required under this item will be contained in the section entitled "Election of Directors - Certain Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 ------------------------------------------------------------
                 8-K
                 ---

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

                                                                          PAGE

                 Independent Auditors' Report .............................35
                 Schedule for the Years Ended September 30, 1999,
                               1998 and 1997:
                    II - Valuation and Qualifying Accounts and Reserves  ..40

                 All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

                 (b)      REPORTS ON FORM 8-K

                          A report on Form 8-K was filed July 27, 1999 containing disclosure pursuant to Item 1 of Form 8-K and is incorporated by reference.

                 (c)      EXHIBITS:

                 Exhibit No.        Description
                 -----------        -----------
                 3.1                Articles of Amendment of Articles of Incorporation. (iv)
                 3.2                Restated Bylaws. (ii)
                 4.1                Form of specimen Common Stock certificate. (iv)
                 4.2                Form of specimen certificate for Series A
                                    Preferred Stock. (i)
                 4.3                Certificate of Designation of the Series, Number of Shares in
                                    Series, Dividend Rate, Redemption Price, Liquidation Price,
                                    Conversion Right and Other Rights and Preferences of the
                                    Series A Preferred Stock ($1.00 par value) of In Home Health,
                                    Inc. (i)
                 4.4                Preferred Stock Modification Agreement. (iii)
                 10.1               Executive Incentive Plan in place for fiscal 1999.
                 10.2               Lease agreement dated October 24, 1991 with Minnesota CC
                                    Properties, as amended. (i)
                 10.3               The Company's 1987 Stock Option Plan, as amended. (i)
                 10.4               The Company's 1995 Stock Option Plan, as amended. (i)
                 10.5               The Company's 1991 Employee Stock Purchase Plan, as amended.
                                    (iv)
                 10.6               Letter of Credit Agreement dated September 29, 1998 with U.S.
                                    Bank National Association, as amended. (iv)
                 10.7               Letter of Credit Agreement dated December 16, 1996 with U.S.
                                    Bank National Association. (ii)
                 10.8               Employment Agreement between the Company and Robert J.
                                    Hoffman, Jr. dated December 31, 1998.
                 23                 Independent Auditors' Consent
                 27                 Financial Data Schedule

                 (i)                Incorporated herein by reference to the Registrants' Annual
                                    Report on Form 10-K for the year ended September 30, 1995.
                 (ii)               Incorporated herein by reference to the
                                    Registrant's Annual Report on Form 10-K for
                                    the year ended September 30, 1997.
                 (iii)              Incorporated herein by reference to the Registrants' current
                                    Report on Form 8-K dated April 14, 1998.
                 (iv)               Incorporate herein by reference to the Registrant's
                                    Annual Report on Form 10-K for the year ended
                                    September 30, 1998.

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

Date: December 10, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.


SIGNATURE                                            TITLE                      DATE
---------                                            -----                      ----
/s/ Wolfgang Von Maack                     Chief Executive Officer,             December 10, 1999
---------------------------                President, Chairman and
Wolfgang von Maack                         Director
                                           (principal executive officer)

/s/ Robert J. Hoffman, Jr.                 Chief Financial Officer              December 10, 1999
---------------------------                (principal financial officer)
Robert J. Hoffman, Jr.

/s/ James J. Lynn, Ed.D.                   Director                             December 10, 1999
---------------------------
James J. Lynn, Ed.D.

/s/ Clyde Michael Ford                     Director                             December 10, 1999
------------------------
Clyde Michael Ford

/s/ Judith Irene Storfjell, Ph.D.          Director                             December 10, 1999
---------------------------------
Judith Irene Storfjell, Ph.D.

/s/ Eugene Terry                           Director                             December 10, 1999
-------------------------------
Eugene Terry

                              IN HOME HEALTH, INC.
                           SCHEDULE AND EXHIBIT INDEX

         SCHEDULE                                                          PAGE
         --------                                                          ----
           II        Valuation and Qualifying Accounts and Reserves         40


         EXHIBIT
         -------

           10.1      Executive Incentive Plan in place for fiscal 1999.     41

           10.8      Employment Agreement between the Company and
                     Robert J. Hoffman, Jr. dated December 31, 1998.        44

           23        Independent Auditors' Consent.                         52

           27        Financial Data Schedule.                               53

                                                                   SCHEDULE II

                              IN HOME HEALTH, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------
Column A                                         Column B                  Column C                  Column D      Column E
-------------------------------------------------------------------------------------------------------------------------------
                                                                           Additions
                                                                  -----------------------------
                                                                  (1)               (2)
                                                                                    Charged to
                                                 Balance at       Charged to        Other                           Balance at
                                                 Beginning        Costs and         Accounts         Deductions     End of
Description                                      of Period        Expenses          -Describe        -Describe      Period
                                                                                    (B)              (A)
-------------------------------------------------------------------------------------------------------------------------------

1999
----
Allowance for Doubtful Accounts - Current        $   1,175         $    565          $      -          $     661     $  1,079

Medicare Reserve                                     3,336                -            (1,716)            (1,631)       3,251


1998
----
Allowance for Doubtful Accounts - Current        $   2,029        $      (2)         $      -          $     852     $  1,175

Medicare Reserve                                    16,800                -            (3,662)             9,802        3,336


1997
----
Allowance for Doubtful Accounts - Current        $     802        $   2,727          $      -          $   1,500     $  2,029

Medicare Reserve                                     7,239                -            17,101              7,540       16,800

(A) Write-off of bad debts and Medicare disputes which the Company has decided not to pursue, net of recoveries.
(B) Adjustment to Medicare reserve.