Form 10-Q
period 1999-12-31
IN HOME HEALTH INC /MN/
filed 2000-01-31
CIK 818645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            -            SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1999


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

         As of January 7, 2000, the number of shares outstanding of the registrant's common stock, $.03 par value was 5,520,553 shares.

                              IN HOME HEALTH, INC.
                                TABLE OF CONTENTS

                                                                             PAGE NO.
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  December 31, 1999 and September 30, 1999                    2-3

                  Consolidated Statements of Operations -
                  For the Three Months Ended December 31,
                  1999 and 1998                                               4

                  Consolidated Statements of Cash Flows -
                  For the Three Months Ended December 31,
                  1999 and 1998                                               5

                  Notes to Unaudited Consolidated Financial Statements        6-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                  10-13

PART II.          OTHER INFORMATION                                           14

                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (DOLLARS AND SHARES IN THOUSANDS)



                                     ASSETS

                                                              Dec. 31, 1999         Sept. 30,
                                                                (Unaudited)              1999
                                                                -----------         ---------
Current Assets:
  Cash and cash equivalents                                       $ 15,701           $ 21,406
  Accounts receivable, net of allowances of $1,119 and
    $1,079 in December and September 1999, respectively             12,714             11,937
  Deferred income tax                                                  986              1,006
  Prepaid expenses and other current assets                            737                668
                                                                   -------            -------
    Total current assets                                            30,138             35,017
                                                                   -------            -------

Property:
  Furniture and equipment                                            7,187              7,202
  Computer equipment and software                                    5,832              6,099
  Leasehold improvements                                               409                399
                                                                   -------            -------
    Total                                                           13,428             13,700
  Accumulated depreciation                                         (10,154)           (10,433)
                                                                   -------            -------
      Property - net                                                 3,274              3,267
                                                                   -------            -------

Other Assets:
  Accounts receivable, long-term                                     4,787              4,658
  Goodwill, net                                                      5,093              5,115
  Other assets                                                          98                 92
                                                                   -------            -------
    Total other assets                                               9,978              9,865
                                                                   -------            -------

Total Assets                                                      $ 43,390           $ 48,149
                                                                   -------            -------
                                                                   -------            -------




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (DOLLARS AND SHARES IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                  Dec. 31, 1999          Sept. 30,
                                                                                     (Unaudited)              1999
                                                                                     -----------         ---------
Current Liabilities:
  Current maturities of long-term debt                                                 $     37           $     67
  Accounts payable                                                                        3,992              4,045
  Accrued liabilities:
    Third party                                                                           6,119             10,209
    Compensation                                                                          3,170              3,869
    Insurance                                                                             2,522              2,593
    Other                                                                                   465                552
                                                                                        -------            -------
      Total current liabilities                                                          16,305             21,335
                                                                                        -------            -------

Long-Term Debt                                                                               38                 43
Deferred Rent Payable                                                                       130                144
Deferred Income Tax                                                                         986              1,006
Commitments and Contingencies                                                               --                 --

Redeemable Convertible Preferred Stock - $1.00 par value, $13,000 redemption value, authorized 130 shares; issued
  and outstanding December 31 and September 30 - 130 shares                              12,832             12,782

Shareholders' Equity:
  Redeemable convertible preferred stock - $1.00 par value, $7,000 redemption value, authorized 70 shares; issued
    and outstanding December 31 and September 30 - 70 shares                              7,000              7,000
  Preferred stock - authorized 800 shares                                                   --                 --
  Common stock - $.03 par value, authorized 13,334 shares; issued and
    outstanding December 31 and September 30 - 5,521 shares                                 166                166
  Additional paid-in capital                                                             23,739             23,739
  Retained deficit                                                                      (17,806)           (18,066)
                                                                                        -------            -------
    Total shareholders' equity                                                           13,099             12,839
                                                                                        -------            -------

Total Liabilities and Shareholders' Equity                                             $ 43,390           $ 48,149
                                                                                        -------            -------
                                                                                        -------            -------



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                1999                1998
                                                                ----                ----
Revenue [including (unfavorable) favorable Medicare
  Reserve adjustments of ($100) and $57 in 1999 and
  1998, respectively]                                        $ 22,831           $ 18,571
                                                               ------             ------

Operating Expenses:
  Direct costs of revenue  (primarily payroll
    related costs)                                             13,086             10,359
  General, administrative and selling expenses                  9,102              8,034
                                                               ------             ------
    Total operating expenses                                   22,188             18,393
                                                               ------             ------

Income from operations                                            643                178
                                                               ------             ------

Interest:
  Interest income                                                 269                345
  Interest expense                                                 (2)                (6)
                                                               ------             ------
  Net interest income                                             267                339
                                                               ------             ------

Income before income taxes                                        910                517
Income tax expense                                                 --                 --
                                                               ------             ------

Net income                                                   $    910           $    517
                                                               ------             ------
                                                               ------             ------

Net income (loss) available to common
  shareholders                                               $    260           $   (132)
                                                               ------             ------
                                                               ------             ------

Basic and diluted earnings (loss) per share                  $    .05           $   (.02)
                                                               ------             ------
                                                               ------             ------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                     1999               1998
                                                                    -----              -----
Cash Flows From Operating Activities:
  Net income                                                     $    910           $    517
  Adjustments:
    Depreciation and amortization                                     307                393
    Loss on disposal of assets                                         44                103
    Accounts receivable                                              (906)             1,691
    Prepaid expenses and other assets                                 (79)               (31)
    Accounts payable                                                  (53)               266
    Accrued liabilities                                            (4,947)              (833)
    Deferred revenue                                                   --                (21)
    Deferred rent payable                                             (14)               (11)
    Deferred income tax                                                --                 (7)
                                                                  -------            -------

      Net cash (used) provided by operating activities             (4,738)             2,067
                                                                  -------            -------

Cash Flows From Investing Activities:
  Acquisition of property and agencies                               (342)               (13)
  Other                                                                10                  6
                                                                  -------            -------

    Net cash used by investing activities                            (332)                (7)
                                                                  -------            -------

Cash Flows From Financing Activities:
  Payment of long-term debt                                           (35)               (56)
  Preferred dividends paid                                           (600)              (600)
                                                                  -------            -------

    Net cash used by financing activities                            (635)              (656)
                                                                  -------            -------

Cash and Cash Equivalents:
  Net (decrease) increase                                          (5,705)             1,404
  Beginning of period                                              21,406             21,462
                                                                  -------            -------
    End of period                                                $ 15,701           $ 22,866
                                                                  -------            -------
                                                                  -------            -------


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.     FINANCIAL STATEMENTS
       In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of December 31, 1999 and the results of operations and cash flows for the three months ended December 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

       Certain reclassifications have been made to the fiscal 1999 financial statements to conform to the presentations adopted in fiscal 2000. These reclassifications had no effect on net income, earnings (loss) per share or shareholders' equity as previously reported.

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

2.     BASIC AND DILUTED EARNINGS PER SHARE
       The following table reflects the calculation of basic and diluted earnings (loss) per share for the three months ended December 31, 1999 and 1998.

                                                                       (in thousands, except per
                                                                              share amounts)
                                                                        1999                  1998
                                                                        ----                  ----
      EARNINGS PER SHARE:
      Net income                                                 $       910           $       517
      Dividends on preferred stock                                      (600)                 (600)
      Preferred stock accretion                                          (50)                  (49)
                                                                   ---------             ---------
      Net income (loss) available to common shareholders         $       260           $      (132)
                                                                   ---------             ---------
                                                                   ---------             ---------

      Weighted average shares outstanding                              5,521                 5,480
      Dilutive effect of outstanding stock options                       124                    --
                                                                   ---------             ---------
      Dilutive potential shares outstanding                            5,645                 5,480
                                                                   ---------             ---------
                                                                   ---------             ---------

      Basic and diluted earnings (loss) per share                $       .05           $      (.02)
                                                                   ---------             ---------
                                                                   ---------             ---------

       Options to purchase 614,055 shares of common stock were outstanding at December 31, 1999. Of these, 431,000 were dilutive and included in the computation above while the remaining options were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options to purchase 272,142 shares of common stock were outstanding at December 31, 1998 and were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

       Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc. ("Manor Care"), in October 1995. As of December 31, 1999, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on and after the fifth anniversary of their issuance, while 70,000 shares can be redeemed only at the option of the Company on and after the fifth anniversary. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 3,333,334 common shares at an initial conversion price of $6.00 per share. The impact of the redeemable convertible preferred stock on diluted earnings (loss) per share would be anti-dilutive and, therefore, has been excluded.


3.     COMMITMENTS AND CONTINGENCIES
       Approximately 49% and 46% of revenue for the three months ended December 31, 1999 and 1998, respectively, was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

       Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At December 31, 1999, total disputed costs were $8,038,000. The Company believes that recovery of $3,251,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,251,000 at December 31, 1999.

       At December 31, 1999, disputed costs totaling $4,787,000 were not reserved. Of these costs, $977,000 relates to the compensation of physical therapists employed by the Company, and the Eighth Circuit of Appeals has affirmed a lower court ruling in favor of the Company as to the eligibility of these costs for Medicare reimbursement for the fiscal 1992 cost reporting period. The Company and its legal counsel believe that the Court of Appeal's decision will also govern the remainder of the $977,000 of disputed costs related to the compensation of physical therapists employed by the Company.

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

       $1,145,000 of unreserved disputed costs involves the Company's skilled nursing costs. The Company's fiscal intermediary has allocated such costs to all services of the Company in spite of the fact that the activities of the Company's skilled nursing staff are 100% attributable to the Company's Visits services. The Company believes that it will prevail in this case.

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

       At December 31, 1999, total accounts receivable (net of reserves) due from Medicare were $9,906,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $4,787,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $4,787,000 as a non-current asset. Accrued liabilities to third-party of $6,119,000 at December 31, 1999 represent payments from Medicare in excess of amounts that the Company will be entitled to upon ultimate settlement of Medicare cost reports.

4.     INCOME TAXES
       At September 30, 1999, the Company had federal operating loss carryforwards of $5,245,000 which will expire in 2012 and 2013. Management believes it is more likely than not that certain of these net operating loss carryforwards and other temporary differences may expire unused and, accordingly, has established a valuation allowance against them. During the three months ended December 31, 1999, income tax expense of approximately $350,000 was offset by utilizing a portion of the net operating loss carryforwards versus $200,000 for the same period of the previous year.

5.     SEGMENT INFORMATION
       The Company's management analyzes operating performance on a geographic basis and considers each branch an operating segment. All branches offer substantially the same services to similar types of clients entirely within the United States. Additionally, all branches operate in the same regulatory environment and utilize similar processes to provide care to their clients. For financial reporting purposes, all the Company's operating segments are aggregated into one reportable segment. Therefore, the Company has concluded that the current reportable segment is consistent with the "management approach" methodology.

       Revenue by service for the three months ended December 31 were as follows (in thousands):

                                                    1999                  1998
                                                    ----                  ----
       Visits                                $    12,620           $     9,260
       Extended Hours                              6,100                 5,642
       Hospice                                     3,738                 3,345
       Other                                         373                   324
                                               ---------             ---------
                                             $    22,831           $    18,571
                                               ---------             ---------
                                               ---------             ---------

       Revenue from Medicare was $14,799,000 and $11,687,000 for the three months ended December 31, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

       The Balanced Budget Act of 1997 (the "Budget Act") and the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") require the Health Care Financing Administration ("HCFA") to implement a prospective payment system ("PPS") for home health agencies by October 1, 2000. Until PPS is implemented, the Budget Act established an Interim Payment System ("IPS") that reimburses home health agencies the lesser of: (1) actual, reasonable costs, (2) per-visit cost limits, or (3) newly implemented per-beneficiary cost limits. In response to the implementation of IPS, the Company initiated a series of cost reduction programs and care delivery process improvements.

       Revenue for the three months ended December 31, 1999 increased 23% over the same period in the prior year. Visit revenue increased 36% due to an increase in patient visits and increased business from six home health agencies purchased in October 1999. Extended Hours revenue increased 8% due primarily to the additional revenue generated by the newly acquired agencies. Infusion revenue increased 15% due to a modest increase in service volume. Hospice revenue increased 12% due to increased overall patient census.

       Direct costs, as a percent of revenue, were 57% versus 56% for the three months ended December 31, 1999 and 1998, respectively. The increased percent of revenues was primarily due to lower margin patient services in the newly acquired agencies and increases in direct labor rates in excess of rate increases provided by the Company's primary payers. General, administrative and selling expenses, as a percent of revenue, were 40% for the three months ended December 31, 1999 compared to 43% for the same period last year. The decrease in general, administrative and selling expenses, as a percent of revenue, was principally due to continued controls over corporate overhead leveraged over the expanded revenue base generated through increased visit volume.

       Net interest income for the three months ended December 31, 1999 was $267,000 versus $339,000 for the same period of the previous year. The decrease in net interest income was principally attributable to lower average cash balances due to cash repayments to Medicare of $4,688,000 in October 1999.

         Net income for the three months ended December 31, 1999 was $910,000, compared to $517,000 for the same period of the previous year. The improvement in net income over last year principally resulted from continued controls over corporate overhead leveraged over the expanded revenue base generated by increased visit volume and revenue from the newly acquired agencies. Net income available to common shareholders was $260,000 for the three months ended December 31, 1999, compared to a loss of $132,000 for the same period of the previous year. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend to ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc. ("Manor Care") for its $20 million preferred stock investment in the Company. Basic and diluted earnings per share for the three months ended December 31, 1999 was $.05 compared to loss of $.02 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents decreased $5,705,000 to $15,701,000 at December 31, 1999 from $21,406,000 at September 30, 1999. During the three months ended December 31, 1999, the Company paid $600,000 to Manor Care for preferred stock dividends and repaid Medicare $4,688,000, which was included in the accrued liabilities to third party at September 30, 1999.

       Approximately 49% and 46% of revenue for the three months ended December 31, 1999 and 1998, respectively, was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

       Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At December 31, 1999, total disputed costs were $8,038,000. The Company believes that recovery of $3,251,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,251,000 at December 31, 1999.

       At December 31, 1999, disputed costs totaling $4,787,000 were not reserved. Of these costs, $977,000 relates to the compensation of physical therapists employed by the Company, and the Eighth Circuit of Appeals has affirmed a lower court ruling in favor of the Company as to the eligibility of these costs for Medicare reimbursement for the fiscal 1992 cost reporting period. The Company and its legal counsel believe that the Court of Appeal's decision will also govern the remainder of the $977,000 of disputed costs related to the compensation of physical therapists employed by the Company.

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

       $1,145,000 of unreserved disputed costs involves the Company's skilled nursing costs. The

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

       At December 31, 1999, total accounts receivable (net of reserves) due from Medicare were $9,906,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $4,787,000 will not be realized within the next twelve months, and accordingly, has classified net receivables of $4,787,000 as a non-current asset. Accrued liabilities to third-party of $6,119,000 at December 31, 1999 represent payments from Medicare in excess of amounts that the Company will be entitled to upon ultimate settlement of Medicare cost reports.

       The Company has unused letter of credit facilities for $1,915,000. These credit facilities are collateralized by secured investments and expire in December 2000.

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

YEAR 2000

       The Company continues to assess the potential impact of the Year 2000 issue, primarily concerning the ability of information systems to properly recognize and process information relating to the year 2000 and beyond. Principal risk areas for the Company would be the potential inability to bill its principal third party payers for services rendered to patients, or the inability of the third party payers' systems to recognize the billing data, delaying payment for services rendered. Although the Company has not experienced any significant problems with its internal or external critical systems, it continues to monitor these systems. The Company is not aware of any significant exposure due to its own systems or the systems of third parties, however, there can be no guarantee that the systems of third parties on which the Company relies will be compliant in a timely manner, or that such failure would not have a material adverse impact on the Company.

FORWARD LOOKING INFORMATION

       Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependent upon government regulation, third party reimbursement, competition and factors affecting the health care industry in general. The Company's future results of operations and financial condition will be affected by factors such as (i) proposed changes to the Medicare reimbursement system from a retrospective cost-based system to a prospective payment system, (ii) settlements which may be reached with the HCFA regarding cost reports, and (iii) its ability to establish and maintain close working relationships with referral sources, including payers, hospitals, physicians and other health care professionals. As a result of these developments, the Company is not able to conclude that it is more likely than not that it will be able to generate future earnings which will allow it to utilize its NOLs and, accordingly, has established a valuation allowance against the NOLs. Please refer to our Form 10-K for the fiscal year ended September 30, 1999 for a more thorough discussion of forward looking information.

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


                                                          In Home Health, Inc.
                                              --------------------------------
                                                                    Registrant




Date:  January 31, 2000                                  /s/Wolfgang von Maack
                                              --------------------------------
                                                            Wolfgang von Maack
                                                       Chief Executive Officer





Date:  January 31, 2000                              /s/Robert J. Hoffman, Jr.
                                              --------------------------------
                                                        Robert J. Hoffman, Jr.
                                                       Chief Financial Officer