Form 10-Q
period 2000-03-31
IN HOME HEALTH INC /MN/
filed 2000-04-24
CIK 818645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           --             SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                  952-449-7500
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

         As of April 21, 2000, the number of shares outstanding of the registrant's common stock, $.03 par value was 5,520,553 shares.

                              IN HOME HEALTH, INC.
                                TABLE OF CONTENTS


                                                                                                        PAGE NO.
                                                                                                        --------
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  March 31, 2000 and September 30, 1999                                                   2-3

                  Consolidated Statements of Income -
                  For the Three Months and Six Months Ended March 31,
                  2000 and 1999                                                                           4

                  Consolidated Statements of Cash Flows -
                  For the Six Months Ended March 31,
                  2000 and 1999                                                                           5

                  Notes to Unaudited Consolidated Financial Statements                                    6-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                                              10-13

PART II.          OTHER INFORMATION                                                                       14

                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (DOLLARS AND SHARES IN THOUSANDS)

                                     ASSETS


                                                                             March 31, 2000             Sept. 30,
                                                                              (Unaudited)                1999
                                                                              -----------                ---------
Current Assets:
  Cash and cash equivalents                                                     $    15,395           $    21,406
  Accounts receivable, net of allowances of $1,271 and
     $1,079 at March 2000 and September 1999, respectively                           13,043                11,937
  Deferred income taxes                                                                 933                 1,006
  Prepaid expenses and other current assets                                             806                   668
                                                                                    -------               -------
       Total current assets                                                          30,177                35,017
                                                                                     ------                ------

Property:
  Furniture and equipment                                                             7,218                 7,202
  Computer equipment and software                                                     5,851                 6,099
  Leasehold improvements                                                                413                   399
                                                                                    -------               -------
     Total                                                                           13,482                13,700
  Accumulated depreciation                                                          (10,408)              (10,433)
                                                                                     ------                ------
       Property - net                                                                 3,074                 3,267
                                                                                     ------                ------

Other Assets:
  Accounts receivable, long-term                                                      8,241                 4,658
  Goodwill, net                                                                       5,056                 5,115
  Other assets                                                                          104                    92
                                                                                    -------               -------
     Total other assets                                                              13,401                 9,865
                                                                                     ------                ------

Total Assets                                                                    $    46,652           $    48,149
                                                                                     ======                ======









            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (DOLLARS AND SHARES IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             March 31, 2000            Sept. 30,
                                                                                (Unaudited)                 1999
                                                                                -----------              --------
Current Liabilities:
  Current maturities of long-term debt                                          $        26            $       67
  Accounts payable                                                                    4,170                 4,045
  Accrued liabilities:
     Third party                                                                      7,353                10,209
     Compensation                                                                     4,878                 3,869
     Insurance                                                                        2,454                 2,593
     Other                                                                              450                   552
                                                                                    -------               -------
       Total current liabilities                                                     19,331                21,335
                                                                                     ------                ------

Long-Term Debt                                                                           33                    43
Deferred Rent Payable                                                                   112                   144
Deferred Income Taxes                                                                   933                 1,006
Commitments and Contingencies                                                            --                    --

Redeemable Convertible Preferred Stock - $1.00 par value, $13,000 redemption value, authorized 130 shares; issued
  and outstanding March 31 and September 30 - 130 shares                             12,882                12,782

Shareholders' Equity:
  Redeemable convertible preferred stock - $1.00 par value, $7,000 redemption value, authorized 70 shares; issued
     and outstanding March 31 and September 30 - 70 shares                            7,000                 7,000
  Preferred stock - authorized 800 shares                                               --                    --
  Common stock - $.03 par value, authorized 13,334 shares; issued and
     outstanding March 31 and September 30 - 5,521 shares                               166                   166
  Additional paid-in capital                                                         23,739                23,739
  Retained deficit                                                                  (17,544)              (18,066)
                                                                                     ------                ------
       Total shareholders' equity                                                    13,361                12,839
                                                                                     ------                ------

Total Liabilities and Shareholders' Equity                                      $    46,652            $   48,149
                                                                                     ======                ======




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Three Months Ended               Six Months Ended
                                                                           March 31                         March 31
                                                                --------------------------       --------------------------
                                                                       2000           1999              2000           1999
                                                                       ----           ----              ----           ----
Revenue [including (unfavorable) favorable
  Medicare reserve adjustments of ($63),
  $2,139, ($163), and $2,196 for the
  respective periods]                                            $    24,244    $    21,079       $    47,075    $    39,650
                                                                      ------         ------            ------         ------

Operating Expenses:
  Direct costs of revenue (primarily payroll
     related costs)                                                   13,987         10,742            27,073         21,101
  General, administrative and selling expenses                         9,647          9,211            18,749         17,245
                                                                      ------         ------            ------         ------
     Total operating expenses                                         23,634         19,953            45,822         38,346
                                                                      ------         ------            ------         ------

Income from operations                                                   610          1,126             1,253          1,304
                                                                     -------         ------            ------         ------

Interest:
  Interest income                                                        305            273               574            618
  Interest expense                                                        (3)           (17)               (5)           (23)
                                                                    --------        -------          --------        -------
      Net interest income                                                302            256               569            595
                                                                     -------        -------           -------        -------

Income before income taxes                                               912          1,382             1,822          1,899
Income tax expense                                                       --             --                --             --
                                                                    --------        -------           -------        --------

Net income                                                       $       912    $     1,382       $     1,822    $     1,899
                                                                      ======         ======            ======         ======

Net income available to common
  shareholders                                                   $       262    $       732       $       522    $       600
                                                                      ======         ======            ======         ======

Basic and diluted earnings per share                             $       .05    $       .13        $      .09    $       .11
                                                                     =======        =======            ======         ======








            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                      2000                  1999
                                                                                      ----                  ----
Cash Flows From Operating Activities:
  Net income                                                                    $     1,822      $          1,899
  Adjustments:
     Depreciation and amortization                                                      614                   759
     Loss on disposal of assets                                                          39                   197
     Accounts receivable                                                             (4,689)                1,376
     Prepaid expenses and other assets                                                 (151)                   (2)
     Accounts payable                                                                   125                   630
     Accrued liabilities                                                             (2,088)               (5,375)
     Deferred revenue                                                                    --                   (27)
     Deferred rent payable                                                              (32)                  (28)
     Deferred income taxes                                                               --                   (19)
                                                                                   --------              --------

         Net cash used by operating activities                                       (4,360)                 (590)
                                                                                    -------              --------

Cash Flows From Investing Activities:
  Acquisition of property and agencies                                                 (413)                  (57)
  Other                                                                                  13                     7
                                                                                    --------              --------

         Net cash used by investing activities                                         (400)                  (50)
                                                                                    -------              --------

Cash Flows From Financing Activities:
  Payment of long-term debt                                                             (51)                 (127)
  Preferred dividends paid                                                           (1,200)               (1,200)
                                                                                    -------               -------

         Net cash used by financing activities                                       (1,251)               (1,327)
                                                                                    -------               -------

Cash and Cash Equivalents:
  Net decrease                                                                       (6,011)               (1,967)
  Beginning of period                                                                21,406                21,462
                                                                                     ------                ------
         End of period                                                          $    15,395      $         19,495
                                                                                     ======                ======









            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.     FINANCIAL STATEMENTS
       In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 2000 and the results of operations for the three and six months and cash flows for the six months ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

       Certain reclassifications have been made to the fiscal 1999 financial statements to conform to the presentations adopted in fiscal 2000. These reclassifications had no effect on net income, earnings per share or shareholders' equity as previously reported.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company on October 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements, but does not expect it to have a significant effect on its financial position or the results of its operations.

2.     BASIC AND DILUTED EARNINGS PER SHARE
       The following table reflects the calculation of basic and diluted earnings per share for the three and six months ended March 31, 2000 and 1999.


                                                                         (in thousands, except per share amounts)
                                                                  THREE MONTHS                       SIX MONTHS
                                                                  ------------                       ----------
                                                             2000             1999              2000             1999
                                                             ----             ----              ----             ----
       EARNINGS PER SHARE:
       Net income                                      $     912           $  1,382     $       1,822         $ 1,899
       Dividends on preferred stock                         (600)              (600)           (1,200)         (1,200)
       Preferred stock accretion                             (50)               (50)             (100)            (99)
                                                           -----             ------            ------          ------
       Net income available to
         common shareholders                           $     262           $    732     $         522         $   600
                                                           =====             ======            ======          ======

       Weighted average shares outstanding                 5,521              5,480             5,521           5,480
       Dilutive effect of outstanding stock options          100                --                112              --
                                                           ------            ------            ------          ------
       Dilutive potential shares outstanding               5,621              5,480             5,633           5,480
                                                           =====             ======            ======          ======

       Basic and diluted earnings per share            $     .05           $    .13     $         .09         $   .11
                                                           =====             ======            ======          ======

       Options to purchase 406,721 shares of common stock were outstanding at March 31, 2000. Of these, 170,313 and 172,912 were dilutive for the three months and six months, respectively, and included in the computation above while the remaining options were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options to purchase 220,734 shares of common stock were outstanding at March 31, 1999 and were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the three and six month periods ended March 31, 1999.

       Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc. ("Manor Care"), in October 1995. As of March 31, 2000, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on or after October 24, 2000, while 70,000 shares can be redeemed only at the option of the Company on or after that date. The redeemable preferred shares have voting rights on an as-if converted basis, and are initially convertible into 3,333,334 common shares at an initial conversion price of $6.00 per share. The impact of the redeemable convertible preferred stock on diluted earnings per share would be anti-dilutive and, therefore, has been excluded.

3.       COMMITMENTS AND CONTINGENCIES
       Approximately 50% of revenue for both six month periods ended March 31, 2000 and 1999 was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

       Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At March 31, 2000, total disputed costs were $11,521,000. The Company believes that recovery of $3,280,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,280,000 at March 31, 2000.

       At March 31, 2000, disputed costs totaling $8,241,000 were not reserved. Of these costs, $2,770,000 relates to a miscalculation on the part of the Company's fiscal intermediary regarding the accounting for a previously signed agreement concerning the allocation of the Company's home office costs. In connection with this miscalculation, the Company requested and received an interim payment of $3,000,000 during the quarter ended March 31, 2000.

       $1,445,000 of unreserved disputed costs involves the Company's home office costs (including extrapolation for all unsettled cost reporting periods) as they relate to the pharmacy operations in the Company's branch offices. The Company's fiscal intermediary has adopted an allocation method of the

Company's home office costs that the Company believes is in violation of a written agreement between the Company and its fiscal intermediary. The Company believes that it will prevail in this issue.

       $2,685,000 of unreserved disputed costs involves the Company's skilled nursing costs related to fiscal intermediary audited results. The Company's fiscal intermediary has allocated such costs to all services of the Company in spite of the fact that the activities of the Company's skilled nursing staff are 100% attributable to the Company's Visits services. The Company believes that it will prevail in this issue.

       $969,000 of unreserved disputed costs involves the Company's payments for services from Manor Care (including extrapolation for all unsettled cost reporting periods). Beginning in fiscal 1996, the Company made payments to Manor Care in return for services performed on behalf of the Company. To ensure that the expenses incurred by Manor Care were not submitted to Medicare on both the Company's and on Manor Care's cost reports, the Company's fiscal intermediary requested documentation that the amounts were removed from Manor Care's cost report. The Company is working with Manor Care to provide such documentation. The Company believes that it will prevail in this issue.

       $372,000 of unreserved disputed costs involves the costs of certain administrative/clerical personnel (including extrapolation for all unsettled cost reporting periods). The Company's fiscal intermediary has allocated such costs across all services of the Company in spite of the fact that they are incurred primarily for the Visits services due to the relatively high need for documentation and filing for the Visits services. The Company believes that it will prevail in this issue.

       At March 31, 2000, total accounts receivable (net of reserves) due from the Medicare cost reimbursement system were $13,032,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $8,241,000 will not be realized within the next twelve months, and, accordingly, has classified net receivables of that amount as a non-current asset. Accrued liabilities to third-party of $7,353,000 at March 31, 2000 represent payments from Medicare in excess of amounts that the Company will be entitled to upon ultimate settlement of Medicare cost reports.

4.     INCOME TAXES
       At September 30, 1999, the Company had federal operating loss carryforwards of $5,245,000 which will expire in 2012 and 2013. Management believes it is more likely than not that certain of these net operating loss carryforwards and other temporary differences may expire unused and, accordingly, has established a valuation allowance against them. During the six months ended March 31, 2000, income tax expense of approximately $725,000 was offset by utilizing a portion of the net operating loss carryforwards versus $750,000 for the same period of the previous year.

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

       Revenue by service for the three and six months ended March 31 were as follows (in thousands):


                                                                 THREE MONTHS                              SIX MONTHS
                                                                 ------------                              ----------
                                                                2000             1999                 2000              1999
                                                                ----             ----                 ----              ----
       Visits                                            $    13,563      $    11,729           $    26,183      $    20,989
       Extended Hours                                          6,242            5,658                12,342           11,300
       Hospice                                                 3,988            3,393                 7,726            6,738
       Other                                                     451              299                   824              623
                                                            --------         --------              --------         --------
                                                         $    24,244      $    21,079           $    47,075      $    39,650
                                                              ======           ======                ======           ======

       Revenue from Medicare was $16,019,000 and $30,818,000 for the three and six months ended March 31, 2000 compared to $14,370,000 and $26,057,000 for the same periods of the prior year.

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

RESULTS OF OPERATIONS

       The Balanced Budget Act of 1997 (the "Budget Act") and the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") require the Health Care Financing Administration ("HCFA") to implement a prospective payment system ("PPS") for home health agencies by October 1, 2000. Until PPS is implemented, the Budget Act established an Interim Payment System ("IPS") that reimburses home health agencies the lesser of: (1) actual, reasonable costs, (2) per-visit cost limits, or (3) newly implemented per-beneficiary cost limits. In response to the implementation of IPS, the Company initiated a series of cost reduction programs and care delivery process improvements. The regulations governing PPS are expected to be released during July 2000.

       Revenue for the three and six months ended March 31, 2000 increased 15% and 19%, respectively, over the same periods in the prior year. Second quarter 1999 revenue was positively impacted by $2,183,000 due to final settlements received by the Company on several reimbursement issues with HCFA. Visit revenue increased 16% and 25% due to an increase in visit volume and increased business from six home health agencies purchased in October 1999. Extended Hours revenue increased 10% and 9% due primarily to the additional revenue generated by the newly acquired agencies. Hospice revenue increased 18% and 15% due to increased overall patient census. Other revenue increased 51% and 32% due to a modest increase in service volume.

       Direct costs, as a percent of revenue, were 58% and 58% for the three and six months ended March 31, 2000 versus 51% and 53% for the same periods of the previous year. Direct costs as a percent of revenue for the three and six months ended March 31, 1999, excluding the impact of the $2,183,000 settlement received, would have been 57% and 56%, respectively. The increased percent of revenues was primarily due to lower margin patient services in the newly acquired agencies and increases in direct labor rates in excess of rate increases provided by the Company's primary payers. General, administrative and selling expenses, as a percent of revenue, were 40% and 40% for the three and six months ended March 31, 2000 compared to 44% and 43% for the same periods last year. The decrease in general, administrative and selling expenses, as a percent of revenue, was principally due to continued controls over corporate overhead leveraged over the expanded revenue base generated through increased volume.

       Net interest income for the three and six months ended March 31, 2000 was $302,000 and $569,000 versus $256,000 and $595,000 for the same periods of the previous year. The three month increase in interest income is principally due to $71,000 of interest received for Medicare settlements. Overall, the Company has realized increases in interest rates on its short-term cash investments, offset by lower average cash balances due to repayments to Medicare of $5,067,000 during the six months ended March 31, 2000.

       Net income for the three and six months ended March 31, 2000 was $912,000 and $1,822,000, compared to $1,382,000 and $1,899,000 for the same periods of the previous year. In the three months ended March 31, 1999, the Company recorded $2,183,000 of revenue for Medicare-related settlements. Excluding the impact of this adjustment, the Company had net losses of $801,000 and $284,000 for the three and six months ended March 31, 1999. The improvement in net income, excluding the prior year revenue adjustment, principally resulted from continued controls over corporate overhead leveraged over the expanded revenue base generated by increased visit volume, hospice volume and additional revenue from the newly acquired agencies. Net income available to common shareholders was $262,000 and $522,000 for the three and six months ended March 31, 2000, compared to $732,000 and $600,000 for the same periods of the previous year. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend to ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc. ("Manor Care") for its $20 million preferred stock investment in the Company. Basic and diluted earnings per share for the three and six months ended March 31, 2000 were $.05 and $.09 compared to $.13 and $.11 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents decreased $6,011,000 to $15,395,000 at March 31, 2000 from $21,406,000 at September 30, 1999. During the six months ended March 31, 2000, the Company paid $1,200,000 to Manor Care for preferred stock dividends, repaid Medicare $10,227,000, received $3,000,000 related to prior year Medicare audits and received a one-time lump-sum adjustment of $2,160,000 for increased reimbursement rates due to increased visit volume.

       Approximately 50% of revenue for both six month periods ended March 31, 2000 and 1999 was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

       Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At March 31, 2000, total disputed costs were $11,521,000. The Company believes that recovery of $3,280,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,280,000 at March 31, 2000.

       At March 31, 2000, disputed costs totaling $8,241,000 were not reserved. Of these costs, $2,770,000 relates to a miscalculation on the part of the Company's fiscal intermediary regarding the accounting for a previously signed agreement concerning the allocation of the Company's home office costs. In connection with this miscalculation, the Company requested and received an interim payment of $3,000,000 during the quarter ended March 31, 2000.

       $1,445,000 of unreserved disputed costs involves the Company's home office costs (including extrapolation for all unsettled cost reporting periods) as they relate to the pharmacy operations in the Company's branch offices. The Company's fiscal intermediary has adopted an allocation method of the Company's home office costs that the Company believes is in violation of a written agreement between the Company and its fiscal intermediary. The Company believes that it will prevail in this issue.

       $2,685,000 of unreserved disputed costs involves the Company's skilled nursing costs related to fiscal intermediary audited results. The Company's fiscal intermediary has allocated such costs to all services of the Company in spite of the fact that the activities of the Company's skilled nursing staff are 100% attributable to the Company's Visits services. The Company believes that it will prevail in this issue.

       $969,000 of unreserved disputed costs involves the Company's payments for services from Manor Care (including extrapolation for all unsettled cost reporting periods). Beginning in fiscal 1996, the Company made payments to Manor Care in return for services performed on behalf of the Company. To ensure that the expenses incurred by Manor Care were not submitted to Medicare on both the Company's and on Manor Care's cost reports, the Company's fiscal intermediary requested documentation that the amounts were removed from Manor Care's cost report. The Company is working with Manor Care to provide such documentation. The Company believes that it will prevail in this issue.

       $372,000 of unreserved disputed costs involves the costs of certain administrative/clerical personnel (including extrapolation for all unsettled cost reporting periods). The Company's fiscal intermediary has allocated such costs across all services of the Company in spite of the fact that they are incurred primarily for the Visits services due to the relatively high need for documentation and filing for the Visits services. The Company believes that it will prevail in this issue.

       At March 31, 2000, total accounts receivable (net of reserves) due from the Medicare cost reimbursement system were $13,032,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $8,241,000 will not be realized within the next twelve months, and, accordingly, has classified net receivables of that amount as a non-current asset. Accrued liabilities to third-party of $7,353,000 at March 31, 2000 represent payments from Medicare in excess of amounts that the Company will be entitled to upon ultimate settlement of Medicare cost reports.

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

ITEM 1 - LEGAL PROCEEDINGS - None.

ITEM 2 - CHANGE IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

         The Company held its Annual Meeting of Shareholders on February 23, 2000. The shareholders present in person or in proxy voted to elect the present board of directors. Each nominee received the number of votes indicated below. There were no broker non-votes with respect to the election of directors.

         NOMINEES                                VOTES FOR            WITHHELD

         Wolfgang von Maack                      5,063,093             162,370
         James J. Lynn, Ed.D.                    5,067,524             157,939
         Clyde Michael Ford                      5,067,924             157,539
         Judith Irene Storfjell, Ph.D.           5,068,009             157,454
         Eugene Terry                            5,062,880             162,583

         The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 2000 by a vote of 5,187,899 shares in favor, 11,827 shares against, 25,737 abstaining and zero shares broker non-voted. The shareholders did not approve the proposal to increase the number of shares available under the 1995 Stock Option Plan by a vote of 1,708,032 shares in favor, 2,571,425 shares against, 18,465 abstaining and 927,541 shares broker non-voted.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits -
         Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            In Home Health, Inc.
                                                 -------------------------------
                                                                      Registrant


Date: April 24, 2000                                         /s/ C. Michael Ford
                                                 -------------------------------
                                                                 C. Michael Ford
                                                 Interim Chief Executive Officer

Date: April 24, 2000                                  /s/ Robert J. Hoffman, Jr.
                                                 -------------------------------
                                                          Robert J. Hoffman, Jr.
                                                         Chief Financial Officer