Form 10-Q
period 2000-06-30
IN HOME HEALTH INC /MN/
filed 2000-08-09
CIK 818645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         As of July 31, 2000, the number of shares outstanding of the registrant's common stock, $.03 par value, was 5,540,224 shares.

                              IN HOME HEALTH, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  June 30, 2000 and September 30, 1999                    2-3

                  Consolidated Statements of Income -
                  For the Three Months and Nine Months Ended June 30,
                  2000 and 1999                                           4

                  Consolidated Statements of Cash Flows -
                  For the Nine Months Ended June 30,
                  2000 and 1999                                           5

                  Notes to Unaudited Consolidated Financial Statements    6-10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                              11-14

PART II.          OTHER INFORMATION                                       15-16

                              IN HOME HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (DOLLARS AND SHARES IN THOUSANDS)

                                     ASSETS


                                                        JUNE 30, 2000    SEPT. 30,
                                                          (UNAUDITED)       1999
                                                          -----------       ----
Current Assets:
  Cash and cash equivalents                                 $ 18,745    $ 21,406
  Accounts receivable, net of allowances of $1,092 and
     $1,079 at June 2000 and September 1999, respectively     12,099      11,937
  Deferred income taxes                                        2,824       1,006
  Prepaid expenses and other current assets                      768         668
                                                            --------    --------
     Total current assets                                     34,436      35,017
                                                            --------    --------
Property:
  Furniture and equipment                                      7,205       7,202
  Computer equipment and software                              5,848       6,099
  Leasehold improvements                                         422         399
                                                            --------    --------
     Total                                                    13,475      13,700
  Accumulated depreciation                                   (10,608)    (10,433)
                                                            --------    --------
       Property - net                                          2,867       3,267
                                                            --------    --------

Other Assets:
  Accounts receivable, long-term                               7,869       4,658
  Goodwill, net                                                5,016       5,115
  Other assets                                                    83          92
                                                            --------    --------
     Total other assets                                       12,968       9,865
                                                            --------    --------
Total Assets                                                $ 50,271    $ 48,149
                                                            ========    ========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (DOLLARS AND SHARES IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                     JUNE 30, 2000   SEPT. 30,
                                                                      (UNAUDITED)       1999
                                                                     -------------  ---------
Current Liabilities:
  Current maturities of long-term debt                                 $      20    $     67
  Accounts payable                                                         4,848       4,045
  Accrued liabilities:
     Third party                                                           8,277      10,209
     Compensation                                                          4,407       3,869
     Insurance                                                             2,558       2,593
     Other                                                                   449         552
                                                                        --------    --------
       Total current liabilities                                          20,559      21,335
                                                                        --------    --------

Long-Term Debt                                                                28          43
Deferred Rent Payable                                                         99         144
Deferred Income Taxes                                                        902       1,006
Commitments and Contingencies (Note 4)                                        --          --

Redeemable Convertible Preferred Stock - $1.00 par value,
  $13,000 redemption value, authorized 130 shares; issued
  and outstanding June 30 and September 30 - 130 shares                   12,932      12,782

Shareholders' Equity:
  Redeemable convertible preferred stock - $1.00 par value,
   $7,000 redemption value, authorized 70 shares; issued
   and outstanding June 30 and September 30 - 70 shares                    7,000       7,000
  Preferred stock - authorized 800 shares                                     --          --
  Common stock - $.03 par value, authorized 13,334 shares; issued and outstanding June 30 - 5,534 shares;
   September 30 - 5,521 shares                                               166         166
  Additional paid-in capital                                              23,774      23,739
  Retained deficit                                                       (15,189)    (18,066)
                                                                        --------    --------
       Total shareholders' equity                                         15,751      12,839
                                                                        --------    --------
Total Liabilities and Shareholders' Equity                              $ 50,271    $ 48,149
                                                                        ========    ========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       JUNE 30                   JUNE 30
                                                ----------------------   -------------------------
                                                    2000         1999       2000        1999
                                                    ----         ----       ----        ----
Revenue [including (unfavorable) favorable
  Medicare reserve adjustments of ($255),
  ($55), $(92), and  $2,141 for the
  respective periods]                            $ 24,224    $ 20,165    $ 71,299    $ 59,815
                                                 --------    --------    --------    --------
Operating Expenses:
  Direct costs of revenue (primarily payroll
     related costs)                                13,771      11,237      40,844      32,338
  General, administrative and selling expenses      9,581       8,030      28,330      25,275
                                                 --------    --------    --------    --------
     Total operating expenses                      23,352      19,267      69,174      57,613
                                                 --------    --------    --------    --------

Income from operations                                872         898       2,125       2,202
                                                 --------    --------    --------    --------

Interest:
  Interest income                                     281         256         855         874
  Interest expense                                     (1)         (5)         (6)        (28)
                                                 --------    --------    --------    --------
     Net interest income                              280         251         849         846
                                                 --------    --------    --------    --------

Income before income taxes                          1,152       1,149       2,974       3,048
Income tax benefit                                 (1,853)         --      (1,853)         --
                                                 --------    --------    --------    --------


Net income                                       $  3,005    $  1,149    $  4,827    $  3,048
                                                 ========    ========    ========    ========
Net income available to common
  shareholders                                   $  2,355    $    500    $  2,877    $  1,100
                                                 ========    ========    ========    ========
Basic earnings per share                         $    .43    $    .09    $    .52    $    .20
                                                 ========    ========    ========    ========

Diluted earnings per share                       $    .42    $    .09    $    .51    $    .20
                                                 ========    ========    ========    ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                  2000          1999
                                                  ----          ----
Cash Flows From Operating Activities:

  Net income                                    $  4,827    $  3,048
  Adjustments:
     Depreciation and amortization                   916       1,107
     Loss on disposal of assets                       46         322
     Accounts receivable                          (3,373)      1,712
     Prepaid expenses and other assets              (111)        130
     Accounts payable                                803         373
     Accrued liabilities                          (1,532)     (6,802)
     Deferred revenue                                 --         (34)
     Deferred rent payable                           (45)        (47)
     Deferred income taxes                        (1,922)        (19)
                                                --------    --------

       Net cash used by operating activities        (391)       (210)
                                                --------    --------

Cash Flows From Investing Activities:
  Acquisition of property and agencies              (454)       (185)
  Other                                               11           9
                                                --------    --------
       Net cash used by investing activities        (443)       (176)
                                                --------    --------

Cash Flows From Financing Activities:

  Payment of long-term debt                          (62)       (182)
  Issuance of common stock                            35           -
  Preferred dividends paid                        (1,800)     (1,800)
                                                --------    --------
       Net cash used by financing activities      (1,827)     (1,982)
                                                --------    --------

Cash and Cash Equivalents:
  Net decrease                                    (2,661)     (2,368)
  Beginning of period                             21,406      21,462
                                                --------    --------
       End of period                            $ 18,745    $ 19,094
                                                ========    ========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              IN HOME HEALTH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

       In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 2000 and the results of operations for the three and nine months and cash flows for the nine months ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

       Certain reclassifications have been made to the fiscal 1999 financial statements to conform to the presentations adopted in fiscal 2000. These reclassifications had no effect on net income, earnings per share or shareholders' equity as previously reported.

2.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2001. The Company is currently reviewing SAB No. 101 and its effects on the financial statements, but does not expect it to have a significant effect on its financial position or results of its operations.

3.     BASIC AND DILUTED EARNINGS PER SHARE

       The following table reflects the calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2000 and 1999.


                                                 (in thousands, except per share amounts)
                                                  THREE MONTHS             NINE MONTHS
                                                  ------------            -----------
                                                  2000       1999       2000       1999
                                                  ----       ----       ----       ----
EARNINGS PER SHARE:
Net income                                     $ 3,005    $ 1,149    $ 4,827    $ 3,048
Dividends on preferred stock                      (600)      (600)    (1,800)    (1,800)
Preferred stock accretion                          (50)       (49)      (150)      (148)
                                               -------    -------    -------    -------
Net income available to
  common shareholders                          $ 2,355    $   500    $ 2,877    $ 1,100
                                               =======    =======    =======    =======

Weighted average shares outstanding              5,525      5,480      5,522      5,480
Dilutive effect of outstanding stock options        61         --         96         --
                                               -------    -------    -------    -------
Dilutive potential shares outstanding            5,586      5,480      5,618      5,480
                                               =======    =======    =======    =======
Basic earnings per share                       $   .43    $   .09    $   .52    $   .20
                                               =======    =======    =======    =======
Diluted earnings per share                     $   .42    $   .09    $   .51    $   .20
                                               =======    =======    =======    =======

       Options to purchase 381,385 shares of common stock were outstanding at June 30, 2000. Of these, 180,308 and 173,744 were dilutive for the three months and nine months, respectively, and included in the computation above while the remaining options were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Options to purchase 602,895 shares of common stock were outstanding at June 30, 1999 and were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the three and nine month periods ended June 30, 1999.

       Redeemable convertible preferred stock was issued to ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc. ("Manor Care"), in October 1995. As of June 30, 2000, 130,000 preferred shares may be redeemed in cash at the option of the holder or the Company on or after October 24, 2000, while 70,000 shares can be redeemed only at the option of the Company on or after that date. The redeemable preferred shares have certain voting rights on an as-if converted basis, and are initially convertible into 3,333,334 common shares at an initial conversion price of $6.00 per share. The impact of the redeemable convertible preferred stock on diluted earnings per share would be anti-dilutive and, therefore, has been excluded.

4.     COMMITMENTS AND CONTINGENCIES

       MEDICARE COST REIMBURSEMENT - Approximately 49% of revenue for both nine month periods ended June 30, 2000 and 1999 was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

       Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At June 30, 2000, total disputed costs were $11,093,000. The Company believes that recovery of $3,224,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,224,000 at June 30, 2000.

       At June 30, 2000, disputed costs totaling $7,869,000 were not reserved. Of these costs, $2,770,000 relates to a miscalculation on the part of the Company's fiscal intermediary regarding the accounting for a previously signed agreement concerning the allocation of the Company's home office costs. In connection with this miscalculation, the Company requested and received an interim payment of $3,000,000 during the quarter ended March 31, 2000.

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

       $2,685,000 of unreserved disputed costs involves the Company's skilled nursing costs related to fiscal intermediary audited results. The Company's fiscal intermediary has allocated such costs to all services of the Company in spite of the fact that the activities of the Company's skilled nursing staff are attributable to the Company's Visits services. The Company believes that it will prevail in this issue.

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

       At June 30, 2000, total accounts receivable (net of reserves) due from the Medicare cost reimbursement system were $10,851,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $7,869,000 will not be realized within the next twelve months, and, accordingly, has classified net receivables of that amount as a non-current asset. Accrued liabilities to third-party of $8,277,000 at June 30, 2000 represent payments from Medicare in excess of amounts to which the Company may be entitled upon ultimate settlement of Medicare cost reports.

       INVESTMENT BANKER AGREEMENT - In June 2000, the Company entered into an agreement with an investment banker to assist in the evaluation of certain strategic alternatives or any modifications to the existing terms of the redeemable convertible preferred stock held by Manor Care. In connection with the agreement, the Company paid a $50,000 non-refundable retainer fee upon execution of the agreement in June 2000. The agreement also requires the Company to pay a transaction fee upon the consummation of any "Transaction", as defined in the agreement. The transaction fee would be equal to 2.5% of the "Transaction Value" as defined in the agreement, except in the case that a Transaction is completed with Manor Care. In that instance, the transaction fee would be equal to 1.88% of the Transaction Value.

       RETENTION PAY AND SEVERANCE AGREEMENTS - In June 2000, the Company adopted a plan to pay 41 corporate office personnel a bonus of two months' salary on December 15, 2000 if those individuals agreed to continue their employment with the Company from July 1, 2000 through December 15, 2000. The Company estimates that this retention pay plan will cost approximately $300,000.

       In June 2000, the Company entered into agreements to pay one senior officer and eight senior management employees of the Company severance pay of 12 or 18 months if the respective employee was involuntarily terminated prior to December 31, 2001 or within 12 months of a "change in control" as defined in the agreements of the Company. In the event that the Company becomes obligated to make payments under the severance agreements, the Company estimates that the total costs under the agreements will be approximately $993,000.

     MANOR CARE PROPOSAL - On July 10, 2000, the Company received a letter from Manor Care advising the Company of Manor Care's desire to negotiate a business combination with the Company in which the Company's shareholders would receive $3.375 in cash for each share of Common Stock, and the Company would be acquired by Manor Care. The Board has created a Special Committee of Independent Directors consisting of C. Michael Ford and Eugene Terry to evaluate the proposal and conduct negotiations with Manor Care with the assistance of an investment banker and legal counsel selected by the Special Committee.

     LEGAL PROCEEDINGS - On July 24, 2000, the Company received notice of a suit filed in Hennepin County District Court in Minneapolis, Minnesota, naming the Company, Manor Care, Inc., Paul A. Ormond, Clyde Michael Ford, Eugene Terry, Keith Weikel and Geoffrey Myers as defendants. The suit is styled as a class action on behalf of the plaintiff and other shareholders of the Company and alleges breach of fiduciary duties and misrepresentations by the Company's directors, among other claims. The complaint seeks unspecified monetary damages. The Company believes that the suit is without merit and intends to vigorously defend the suit.

5.     INCOME TAXES

       At September 30, 1999, the Company had federal operating loss carryforwards of $5,245,000 from tax losses incurred in the fiscal years ended September 30, 1997 and 1998 that will expire in 2012 and 2013. Management previously established a valuation allowance with respect to these tax loss carryforwards and other temporary differences, as management had determined that it was more likely than not that the tax benefits of these tax assets might not be realized. At September 30, 1999, the valuation allowance was $3,601,000.

       As a result of current earnings through the nine months ended June 30, 2000 and estimated earnings in the fourth quarter of fiscal 2000, the Company recognized a $1,748,000 charge for income taxes. Additionally, at June 30, 2000, based on a review of various financial factors, management determined that it is more likely than not that most of the remaining deferred assets would be realized. Accordingly, the valuation allowance was reduced by $3,601,000, resulting in a net income tax benefit of $1,853,000 for the three and nine months ended June 30, 2000, which is reported in the consolidated statements of income.

6.     SEGMENT INFORMATION
       The Company's management analyzes operating performance on a geographic basis and considers each branch an operating segment. All branches offer substantially the same services to similar types of clients entirely within the United States. Additionally, all branches operate in the same regulatory environment and utilize similar processes to provide care to their clients. For financial reporting purposes, all the Company's operating segments are aggregated into one reportable segment. Therefore, the Company has concluded that the current reportable segment is consistent with the "management approach" methodology.

        Revenue by service for the three and nine months ended June 30, 2000 and 1999 were as follows (in thousands):


                                                                 THREE MONTHS                           NINE MONTHS
                                                                 ------------                           -----------
                                                                2000             1999                 2000              1999
                                                                ----             ----                 ----              ----
       Visits                                            $    12,852      $    10,381           $    39,035      $    31,370
       Extended Hours                                          6,259            5,775                18,601           17,075
       Hospice                                                 4,626            3,576                12,352           10,314
       Other                                                     487              433                 1,311            1,056
                                                         -----------      -----------           -----------      ------------
                                                         $    24,224      $    20,165           $    71,299      $    59,815
                                                         ===========      ===========           ===========      ===========


       Revenue from Medicare was $15,485,000 and $46,303,000 for the three and nine months ended June 30, 2000 compared to $12,996,000 and $39,053,000 for the same periods of the prior year.

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

RESULTS OF OPERATIONS

       The Balanced Budget Act of 1997 (the "Budget Act") and the Omnibus Consolidated and Emergency Supplemental Appropriations Act for Fiscal Year 1999 (the "Appropriations Act") require the Health Care Financing Administration ("HCFA") to implement a prospective payment system ("PPS") for home health agencies by October 1, 2000. Until PPS is implemented, the Budget Act established an Interim Payment System ("IPS") that reimburses home health agencies the lesser of: (1) actual, reasonable costs, (2) per-visit cost limits, or (3) newly implemented per-beneficiary cost limits. In response to the implementation of IPS, the Company initiated a series of cost reduction programs and care delivery process improvements. The regulations governing PPS were released July 3, 2000.

       Revenue for the three and nine months ended June 30, 2000 increased 20% and 19%, respectively, over the same periods in the prior year. Prior year revenue for the nine-month period ended June 30, 1999 was positively impacted by $2,183,000 due to final settlements received by the Company on several reimbursement issues with HCFA realized in the prior year second quarter. Visit revenue increased 24% and 24%, respectively, for such periods due to an increase in visit volume and increased business from six home health agencies purchased in October 1999. Extended Hours revenue increased 8% and 9%, respectively, for such periods due primarily to the additional revenue generated by the newly acquired agencies. Hospice revenue increased 29% and 20%, respectively, for such periods due to increased overall patient census. Other revenue increased 12% and 24%, respectively, for such periods due to a modest increase in service volume.

       Direct costs, as a percent of revenue, were 57% and 57% for the three and nine months ended June 30, 2000 versus 56% and 54% for the same periods of the previous year. The increased percent of costs to revenue was primarily due to lower margin patient services in the newly acquired agencies and increases in direct labor rates in excess of rate increases provided by the Company's primary payers.

       General, administrative and selling expenses, as a percent of revenue, were 40% and 40% for the three and nine months ended June 30, 2000 compared to 40% and 42% for the same periods last year. The decrease in general, administrative and selling expenses for the nine months ended June 30, 2000, as a percent of revenue, was principally due to continued controls over corporate overhead leveraged over the expanded revenue base generated through increased volume.

       Net interest income for the three and nine months ended June 30, 2000 was $280,000 and $849,000 versus $251,000 and $846,000 for the same periods of the previous year. The Company has realized increases in interest rates on its short-term cash investments.

       Net income for the three and nine months ended June 30, 2000 was $3,005,000 and $4,827,000 compared to $1,149,000 and $3,048,000 for the same periods of the previous year. Included in net income for the three and nine months ended June 30, 2000 is a $1,853,000 tax benefit representing the change in the valuation allowance against the deferred tax assets associated with the net operating loss carryforwards established in 1997 (see
Note 5 to the unaudited consolidated financial statements). Net income before the tax allowance adjustment was $1,152,000 and $2,974,000 for the three and nine months ended June 30, 2000. Net income available to common shareholders was $2,355,000 and $2,877,000 for the three and nine months ended June 30, 2000, compared to $500,000 and $1,100,000 for the same periods of the previous year. The difference between net income and net income available to common shareholders is primarily the result of the preferred stock dividend to ManorCare Health Services, Inc., a wholly owned subsidiary of Manor Care, Inc. ("Manor Care"), for its $20 million preferred stock investment in the Company. Basic earnings per share for the three and nine months ended June 30, 2000 were $.43 and $.52 compared to $.09 and $.20 per share last year. Diluted earnings per share for the three and nine months ended June 30, 2000 were $.42 and $.51 compared to $.09 and $.20 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents decreased $2,661,000 to $18,745,000 at June 30, 2000 from $21,406,000 at September 30, 1999. During the nine months ended June 30, 2000, the Company paid $1,800,000 to Manor Care for preferred stock dividends.

       Approximately 49% of revenue for both nine month periods ended June 30, 2000 and 1999 was derived from services provided to Medicare beneficiaries for which payment is based on cost. Payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering services. Medicare makes interim payments as services are rendered and the Company files cost reports on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable (as defined in Statement of Financial Accounting Standards No. 5) of recovery under the applicable Medicare statutes and regulations and reports related accounts receivable balances at net realizable value.

       Over the years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that such costs are not reimbursable and thus not recoverable by the Company under the Medicare program. When the Company disagrees with findings of the Medicare fiscal intermediaries, it seeks relief through administrative and legal channels. Based on a detailed analysis of statutes and regulations, administrative and judicial decisions, and consultation with independent industry experts and legal counsel, the Company provides a reserve (by means of a revenue deduction) for any costs incurred which are not probable of recovery. At June 30, 2000, total disputed costs were $11,093,000. The Company believes that recovery of $3,224,000 of such costs (including extrapolation for all unsettled cost reporting periods) may not be probable and, accordingly, has established reserves totaling $3,224,000 at June 30, 2000.

       At June 30, 2000, disputed costs totaling $7,869,000 were not reserved. Of these costs, $2,770,000 relates to a miscalculation on the part of the Company's fiscal intermediary regarding the accounting for a previously signed agreement concerning the allocation of the Company's home office costs. In connection with this miscalculation, the Company requested and received an interim payment of $3,000,000 during the quarter ended March 31, 2000.

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

       $2,685,000 of unreserved disputed costs involves the Company's skilled nursing costs related to fiscal intermediary audited results. The Company's fiscal intermediary has allocated such costs to all services of the Company in spite of the fact that the activities of the Company's skilled nursing staff are attributable to the Company's Visits services. The Company believes that it will prevail in this issue.

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

       At June 30, 2000, total accounts receivable (net of reserves) due from the Medicare cost reimbursement system were $10,851,000. Based on the progress toward resolution of the disputed costs, management estimates that net receivables of $7,869,000 will not be realized within the next twelve months, and, accordingly, has classified net receivables of that amount as a non-current asset. Accrued liabilities to third-party of $8,277,000 at June 30, 2000 represent payments from Medicare in excess of amounts to which the Company may be entitled upon ultimate settlement of Medicare cost reports.

       The Company has unused letter of credit facilities for $1,915,000. These credit facilities are collateralized by secured investments and expire in December 2000.

       The redeemable convertible preferred stock issued to Manor Care includes 130,000 shares that may be redeemed at the option of Manor Care or the Company at $13,000,000 face value on or after October 24, 2000 and 70,000 shares with a face value of $7,000,000 that may only be redeemed at the option of the Company. Management has performed preliminary evaluations on a number of financing alternatives in the event Manor Care elects to redeem the $13,000,000 of preferred stock. Management believes that cash provided from operations along with existing cash balances will be sufficient to finance the Company's operations. Management has identified long-term financial alternatives, that in combination with existing cash balances, will provide the Company with sufficient liquidity to satisfy redemption of the Company's preferred stock, however there are no assurances such long-term financing will ultimately be obtained.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - On July 24, 2000, the Company received notice of a suit filed in Hennepin County District Court in Minneapolis, Minnesota, naming the Company, Manor Care, Inc., Paul A. Ormond, Clyde Michael Ford, Eugene Terry, Keith Weikel and Geoffrey Myers as defendants. The suit is styled as a class action on behalf of the plaintiff and other shareholders of the Company and alleges breach of fiduciary duties and misrepresentations by the Company's directors, among other claims. The complaint seeks unspecified monetary damages. The Company believes that the suit is without merit and intends to vigorously defend the suit.

ITEM 2 - CHANGE IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5 - OTHER INFORMATION - On May 31, 2000, the Company received a demand from ManorCare Health Services, Inc. (which, together with its parent corporation, Manor Care, Inc., is referred to as "Manor Care") that the Company call a special meeting of shareholders. The purposes specified by Manor Care for the special meeting were to vote on proposals by Manor Care to: (i) remove all members of the Board of Directors of the Company other than C. Michael Ford and Eugene Terry (which proposal, if adopted, would have resulted in the removal from the Board of Steven M. Jessup, James J. Lynn and Judith I. Storfjell); (ii) fix the size of the Board of Directors at six; and (iii) elect to the Board four persons, M. Keith Weikel, Geoffrey C. Meyers, Rodney A. Hildebrant and Steven M. Cavanaugh, who are officers of Manor Care. On June 16, 2000 the Company filed with the United States Securities and Exchange Commission ("SEC") preliminary proxy materials relating to Manor Care's demand for the special meeting.

         On June 29 and 30, 2000, Manor Care filed with the SEC amendments to Manor Care's Schedule 13D stating that on June 28 and 29, 2000 Manor Care purchased from three shareholders in privately negotiated transactions (and obtained from the sellers irrevocable proxies to vote) a total of 1,146,735 additional shares of Common Stock of the Company, par value $.03 per share (the "Common Stock"). This increased Manor Care's holdings of Common Stock to a total of 3,396,735 shares, or 61.4% of the outstanding shares of Common Stock. Manor Care also owns 200,000 shares of Series A Preferred Stock, par value $1.00 per share, convertible into an additional 3,333,334 shares of Common Stock. On an as if converted basis, Manor Care controls 6,730,069 shares of Common Stock, or 75.9% of the outstanding Common Stock.

         In light of these additional purchases by Manor Care, which made it the Company's majority shareholder, Mr. Jessup, Dr. Lynn and Dr. Storfjell advised the Board that they were resigning from the Board effective July 7, 2000. The remaining members of the Board, Mr. Ford and Mr. Terry, elected M. Keith Weikel and Geoffrey G. Meyers (two of the Manor Care nominees) to the Board on July 7, 2000 to fill two of the vacancies created by the resignations. This resulted in Manor Care withdrawing its demand for the special meeting in a letter to the Company dated July 10, 2000.

         The Board intends to elect Rodney A. Hildebrant and Steven M. Cavanaugh (the other two Manor Care nominees) not less than twenty days after the mailing of Schedule 14f(1), Information Statement to shareholders, and
         Schedule 13E-3, Transaction Statement under Section 13 (E) of the Securities Exchange Act of 1934, which occurred on July 24, 2000.

         On July 10, 2000, the Company received a letter from Manor Care advising the Company of Manor Care's desire to negotiate a business combination with the Company in which the Company's shareholders would receive $3.375 in cash for each share of Common Stock, and the Company would be acquired by Manor Care. The Board has created a Special Committee of Independent Directors consisting of C. Michael Ford and Eugene Terry to evaluate the proposal and conduct negotiations with Manor Care with the assistance of an investment banker and legal counsel selected by the Special Committee.

         Schedule 14f(1), Information Statement to shareholders, was filed July 18, 2000 as required by the Securities Exchange Act of 1934 and Rule 14f-1.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits -

         Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - A report on Form 8-K was filed on June 5, 2000 containing disclosure pursuant to Item 5 of Form 8-K. A report on Form 8-K was filed on July 12, 2000 containing disclosure pursuant to
         Item 1 of Form 8-K. See ITEM 5 above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  IN HOME HEALTH, INC.
                                                  --------------------
                                                  Registrant



Date:  August 9, 2000                             /s/ ROBERT J. HOFFMAN, JR.
                                                  ------------------------------
                                                       Robert J. Hoffman, Jr.
                                                      Chief Financial Officer
                                                     A Duly Authorized Officer